Form 10QSB
period 1996-09-30
CORONADO INDUSTRIES INC
filed 1996-12-18
CIK 859365

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark  One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended         September 30, 1996
                                                            ------------------

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE ACT

                                  For the transition period from   ___  to ___

                               Commission file number               3333042-NY
                                                                    ----------

                           Coronado Industries, Inc.
                           ------------------------
       (Exact name of small business issuer as specified in its charter)


                     New York                                  22-2161629
                     --------                                  ----------
  (State or other jurisdiction of Incorporation              (IRS Employer
                 or organization)                          Identification No.)


               4264 Strausser St, N W. North Canton.  Ohio 44720
               -------------------------------------------------
                   (Address of principal executive officer)

                                (330) 497-4360
                                --------------
                          (Issuer's telephone number)

         formerly known as Logical Computer Services of New York Ltd.
         -----------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

     APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
     PROCEEDINGS  DURING  THE  PRECEDING  FIVE  YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the  latest  practicable  date        429,125
                                                               -------

                                    PART I

ITEM  1.  FINANCIAL  STATEMENTS

See  financial  statements  starting  on  page  F-I  for  this  information.
Item 2. Management's Discussion and Analysis or Plan of Operation During the past two fiscal years, the Registrant has not had any revenues from operations. During the previous quarter, Registrant entered into an agreement to purchase the stock of a privately held corporation known as Creative Stone Manufacturing, Inc and several smaller related corporations. Subsequent to a shareholder vote by the Registrant's shareholders, the target companies opted to rescind the agreement prior to its execution. Thereafter, Registrant began seeking other corporations in order to obtain operating assets. On November
4. 1996, Registrant entered into an Asset Purchase Agreement with Ophthalmic International, L.L.C. and American Glaucoma Institute. It is anticipated that these assets will be purchased during the fourth quarter of 1996.

     The assets of the L.L.C. and American Glaucoma Institute (a joint venture) shall be purchased for Registrant's common shares, which shall be restricted stock. Registrant intends to issue additional shares, equaling 85% of the outstanding shares of the Registrant in exchange for the assets.

     In conjunction with the transaction, Registrant also plans to issue additional common shares of stock in order to raise approximately $500,000 of operating funds to commence operations of the products now owned by Ophthalmic International, L.L.C.

     Ophthalmic International, L.L.C. has recently obtained a patent for a vacuum fixation device that relieves the symptoms of open-angle glaucoma. Registrant upon obtaining rights to produce and develop the vacuum fixation device, will commence the manufacturing of the device for purposes of worldwide distribution. In addition, Registrant will open clinics over a period of two years. Throughout the United States for the purpose of treatment of open-angle glaucoma through the use of their patented device. During the next twelve months, Management contemplates the hiring of several employees to produce the vacuum fixation device and the patented suctioning attachments. In addition, Registrant will hire staff for the clinics to be opened for the utilization of the vacuum fixation device. It will be necessary to hire licensed professionals to perform the procedure in each clinic. Approximately $200,000 of the funds sought in the initial capitalization will be utilized start up expenses necessary for the production of the vacuum fixation device and suction rings. The balance of the funds are intended to open up the first clinic in the vicinity of Phoenix, Arizona.

                                    PART II

ITEM  2.  CHANGES  IN  SECURITIES

     During the past fiscal quarter, the shareholders of the Registrant have voted to consolidate the common shares of the Registrant at a ratio of five old shares for one new share. The actual consolidation occurred on October 25, 1996. At the time of the consolidation, there was no material effect upon any of the shareholders rights and none of the shareholders experienced any dilution in ownership.

ITEM  4,  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

A special meeting of shareholders of the Registrant was held on August 30, 1996.

     Directors were elected at the meeting, All five Directors of the Registrant were elected. The newly elected directors were Edward A. Barth, Richard Hooper, Richard Campanalie, Melton L. Bacon and Sergei N. Klimow. Following the election, Mr. Bacon and Mr. Klimow advised the Registrant that they did not accept the appointment to the directorship of the Registrant leaving two vacancies on the Board of Directors, which remain at this time.

     The number of common shares in attendance amounted to 1,714,874 shares, either in person or through proxies. At the meeting, the following issues were presented:

     1. An amendment to the Certificate of Incorporation to increase the number authorized preferred shares from 1,000,000 shares with a par value of $.0001 to 3,000,000 shares with a par value of $.0001, This motion passed with the following vote:

             For: 1,714,874          Against: 0     Abstaining: 0

     2.  To  ratify,  the  agreement  to  purchase the stock of Creative Stone
Manufacturing,  Inc.  dba  Coronado  Stone  Products  and  related  entities:

             For: 1,714,874          Against: 0     Abstaining: 0

     3. The shareholders approved the suggestion of the Board of Directors to consolidate the outstanding shares of the Registrant through a five-for-one reverse split of the Registrants common shares:

         For. 1,704,249          Against: 10,625        Abstaining: 0

     4. To amend the Certificate of Incorporation to change the name of the Registrant to Coronado Industries, Inc.:

         For:    1,714,874       Against:  0            Abstaining:  0

     5. To change the venue of the Registrant from the State of New York to the State of Nevada:

        For:    1,704,249        Against:  10,625       Abstaining: 0

ITEM  5.  OTHER  INFORMATION

     Since the last report, Registrant has amended its Certificate of Incorporation to change its name to Coronado Industries, Inc. In addition, pursuant to shareholder instruction, Registrant has created a new Nevada Corporation known as Coronado Industries, Inc and has instituted a statutory merger between the two corporations in order to change the venue of the Registrant to the State of Nevada. At the present time, all necessary documents have been submitted and Registrant is awaiting approval from the New York Tax Commissioner, which is a pre-requisite for a change of venue.

ITEM  6.  EXHIBITS  AND  REPORTS  on  Form  S-K.

There have been no reports on Form 8-K filed during the quarter for which this report is filed.

     In addition to the financial statements appearing on page F1 of this report, the Registrant incorporates by reference, the Management's Discussion and Analysis and Plan of Operation contained in Form 10-QSB for the quarters ending March 31, 1994, June 30, 1994, September 30, 1994, March 31, 1995, June 30, 1995, September 30, 1995, March 31, 1996, June 30, 1996 and Form 10-KSB
for  the  fiscal  years  ending  December  31,  1994  and  December  31, 1995.

                           CORONADO INDUSTRIES, INC.
                           ------------------------
                  FORMERLY LOGICAL SERVICES OF NEW YORK LTD.
                  ------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                               ASSETS
------------------------------------------
                                            September 30,    December 31,
                                                      1996            1995
                                            ---------------  --------------
Current Assets                                  (Unaudited)       (Audited)
  Cash                                      $        2,627   $       1,403
  Advances receivable                                  900               -
                                            ---------------  --------------
    Total Current Assets                             3,527   $       1,403
                                            ---------------  --------------
                                            $        3,527   $       1,403
                                            ===============  ==============


                            LIABILITIES
------------------------------------------

Current Liabilities
------------------------------------------
  Accrued Expenses                          $          703   $       1,028
  Accounts payable - trade                          50,694          48,162
  Notes payable, due on demand
    with interest at 10%                            15,000           4,000
                                            ---------------  --------------
      Total Current Liabilities             $       66,397   $      53,190
                                            ---------------  --------------

                    SHAREHOLDERS' EQUITY
------------------------------------------


Common Capital Stock, S.001 par value,
  authorized 20,000.000 shares; issued
  3,015,55O - 1996 and 2,755,550 - 1995;
  outstanding 2,145,573 - 1996 and
  1,885,573 - 1995.                         $        3,015   $       2,755
Additional capital                                 265,295         253,737
Retained earnings (deficit)                       (321,755)       (298,854)
                                            ---------------  --------------

                                                   (53,445)        (42,362)

Treasury stock - 869,977 shares at cost.            (9,425)         (9,425)
                                            ---------------  --------------
                                                   (62,870)        (51.787)
                                            ---------------  --------------
                                            $        3,527   $       1,403
                                            ===============  ==============



Note:     The number of outstanding shares showing as outstanding on September
30, 1996 does not reflect a five-for-one stock consolidation that occurred on October 25, 1996.

                                   CORONADO INDUSTRIES, INC.
                                   ------------------------
                          FORMERLY LOGICAL SERVICES OF NEW YORK LTD.
                          ------------------------------------------
                               CONSOLIDATED STATEMENTS OF INCOME
                               ---------------------------------


                                               For The Nine              For the Three
                                        --------------------------  --------------------------
                                               Months Ended               Months Ended
                                        --------------------------  --------------------------
                                               September 30,              September 30,
                                        --------------------------  --------------------------
                                            1996          1995          1996          1995
                                        ------------  ------------  ------------  ------------
                                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Net Sales                               $         0   $    58,694   $         0   $    15,500
--------------------------------------


Cost of Sales
--------------------------------------
                                                           41,354                      11,036
                                                      ------------                ------------


Gross Profit                                               17,340                       4,464
--------------------------------------


Selling, General ,and Administrative
--------------------------------------
  Expenses                                   22,901        75,756        12,829        30,562
--------------------------------------  ------------  ------------  ------------  ------------

(Loss) From Operations Before
--------------------------------------
  Income Tax                                (22,901)      (58,416)      (12,829)      (26,098)
--------------------------------------  ------------  ------------  ------------  ------------

Provision For (Recovery Of) Income
--------------------------------------
  Taxes
--------------------------------------

Net (Loss)                              $   (22,901)  $   (58,416)  $   (12,829)  $   (26,098)
--------------------------------------  ------------  ------------  ------------  ------------

Net (Loss) Per Common Share
--------------------------------------
  Primary and Fully Diluted             $      (.01)  $      (.02)  $       -0-   $      (.01)
--------------------------------------  ============  ============  ============  ============

                           CORONADO INDUSTRIES, INC.
                           ------------------------
                  FORMERLY LOGICAL SERVICES OF NEW YORK LTD.
                  ------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    ---------------------------------------


                                                1996          1995
                                            ------------  ------------
                                            (Unaudited)   (Unaudited)
Cash Flow From Activities
------------------------------------------

  Net (Loss)                                $   (22,901)  $   (58,416)
                                            ------------  ------------
  Noncash items included in income
    Directors fees                                1,818             -
    Depreciation                                      -           535
    Accounts receivable - trade                    (900)        6,285
    Other notes and accounts receivable               -        17,752
    Inventories                                       -        40,786
    Accounts payable - trade                      2,532        (7,263)
    Accrued expenses                               (325)        2,123
                                            ------------  ------------

      Total Adjustments                           3,125        60,218
                                            ------------  ------------

Net Cash Provided By Operating Activities       (19.776)        1,802
------------------------------------------

Cash Flows From Investing Activities
------------------------------------------

Cash Flows From Financing Activities             21,000
------------------------------------------  ------------  ------------

Net Increase in Cash                              1,224         1,802
------------------------------------------

Cash - Beginning of Period                        1,403        (1.636)
------------------------------------------  ------------  ------------

Cash - End of Period                        $     2,627   $       166
------------------------------------------  ============  ============

Supplemental Disclosure of Cash Flows
------------------------------------------
  Information
------------------------------------------
    Interest paid                           $       -0-   $       -0-
    Income taxes paid                       $       -0-   $       -0-

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                         CORONADO  INDUSTRIES,  INC.


                         By: /s/ EDWARD A. BARTH
                         -----------------------
                         Edward  A.  Barth
                         President


                         By: /s/ RICHARD  HOOPER
                         -----------------------
                         Richard  Hooper
                         Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the date indicated




/s/EDWARD  A.  BARTH          President                Dated: November 8, 1996
--------------------
Edward  A.  Barth




/s/RICHARD  HOOPER            Treasurer                Dated: November 8, 1996
------------------
Richard  Hooper