Form 10QSB/A
period 1996-09-30
CORONADO INDUSTRIES INC
filed 1997-01-31
CIK 859365

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                           Coronado Industries, Inc.
                           ------------------------
       (Exact name of small business issuer as specified in its charter)


                     New York                                  22-3161629
                     --------                                  ----------
  (State or other jurisdiction of Incorporation              (IRS Employer
                 or organization)                          Identification No.)


       16929 East Enterprise Drive - #202, Fountain Hills, Arizona 85268
       -----------------------------------------------------------------
                   (Address of principal executive officer)

                                (602) 837-6810
                                --------------
                          (Issuer's telephone number)

                  Logical Computer Services of New York Ltd.
                 4264 Strausser Street NW, Canton, Ohio 44720
         -----------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

The purpose of this amendment is to add Exhibit 27 Financial Data Schedule to the filing as required.

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

     State the number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the  latest  practicable  date      2,145,573
                                                             ---------

                           CORONADO INDUSTRIES, INC.
                           -------------------------
                  FORMERLY LOGICAL SERVICES OF NEW YORK LTD.
                  ------------------------------------------

PART II. OTHER INFORMATION
--------------------------

Signatures

Exhibit 27 Financial Data Schedule as required by Item 601(c) of Regulation S-B.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                         CORONADO  INDUSTRIES,  INC.
                         FORMERLY LOGICAL COMPUTER SERVICES OF NEW YORK, LTD.

                         By: /s/ GARY SMITH
                         -----------------------
                         Gary Smith
                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the date indicated



/s/ GARY SMITH                President,               Dated: January 31, 1997
--------------
Gary Smith