Form 10KSB
period 1996-12-31
CORONADO INDUSTRIES INC
filed 1997-06-18
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

                  For the fiscal year ended - December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

               For the transition period from ________ to ________

                       Commission file number 33-33042-NY

                            Coronado Industries, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Nevada                                       22-3161629
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   16929 E. Enterprise Drive, Suite 202, Fountain Hills, AZ             85268
---------------------------------------------------------------       ---------
(Address of Principal executive offices) (as of date of filing)       (Zip Code)

Issuer's telephone number (602) 837-6810
                          ---------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

     Title of each class              Name of each exchange on which registered

  ------------------------           -------------------------------------------

  ------------------------           -------------------------------------------

Securities registered under section 12(g) of the Exchange Act:  NONE

--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                          Page
                                                                          ----
PART I                                                                      1
      Item 1   Business Development                                         1
      Item 2.  Description of Property                                      7
      Item 3.  Legal Proceedings                                            7
      Item 4.  Submission of Matters to a Vote of Security Holders          7

PART II                                                                     8
      Item 5.  Market for Registrant's Common Equity and Related
                Stockholders Matters                                        8
      Item 6.  Management's Discussion and Analysis or
                 Plan of Operation                                          9
      Item 7.  Financial Statements                                        10
      Item 8.  Changes In and Disagreement with Accountants on
                 Accounting and Financial disclosure                       10

PART III                                                                   11
      Item 9.  Directors, Executive Officers, Promoters and
                 Control Persons' Compliance with Section 16(a)
                 of the Exchange Act                                       11
      Item 10. Executive Compensation                                      12
      Item 11. Security Ownership of Certain Beneficial Owners
                 and Management                                            12
      Item 12. Certain Relationships and Related Transactions              13

PART IV                                                                    15
      Item 13. Exhibits, Financial Statements, Schedules and
                 Reports on Form 8K                                        15

SIGNATURES                                                                 16

SUPPLEMENTAL INFORMATION AND EXHIBITS                                      17

                                     PART I

ITEM 1(a). BUSINESS DEVELOPMENT

         INITIAL PUBLIC OFFERING

         The Registrant was incorporated under the laws of the State of New York on December 21, 1989. The effective date of the registrant's public offering was March 13, 1990. The Registrant offered 5,000 common shares, par value $.001 each, at $4.50 per Share and 5,000 Warrant Units each Warrant Unit consisting of 8 redeemable common share purchase "A" warrants, 16 redeemable common share purchase "B" warrants and 16 redeemable common share purchase "C" warrants at $.50 per Warrant Unit.

         5,000 Shares and 5,000 Warrant Units were sold in the offering yielding gross proceeds of $25,000 and net proceeds of $15,000 after payment of offering expenses of $10,000. The Offering closed on May 1, 1990.

         For further information concerning the Registration Statement, see File No. 33-33042-NY at the Securities and Exchange Commission's Regional Office in New York City or at its principal office in Washington, D.C.

         GENERAL DESCRIPTION OF INITIAL BUSINESS

         The Registrant was organized under the name, First Lloyd Funding, Inc. as a blank check company. The Registrant was not engaged in any business prior to its initial public offering. It was formed to invest in, merge, or otherwise combine with or acquire another company or other companies.

         ACQUISITION

         The Registrant, on May 16, 1990, acquired 30% of the issued and outstanding shares of common stock of Logical Computer Services, Ltd., a Delaware corporation, ("LCS") through the issuance of an aggregate of 600,000 of its common shares to the stockholders of LCS. On May 18, 1990, the Registrant filed an amendment to its certificate of incorporation changing its name to Logical Computer Services of New York, Ltd.

         LCS commenced business in January, 1989. It provided third party hardware maintenance for existing microcomputer systems. It sold maintenance contracts on an annual basis to the government and commercial sectors. These contracts constituted a mode of "downtime insurance" as the client was thus protected from loss of use of the system through malfunction. LCS also provided time and material services on a per call basis. Because of the price erosion of computer systems and equipment and their increasing reliability, the prices its customers were willing to pay for its services were not economic and markups on the resale of inventoried equipment became minimal. As a result, during June, 1991, LCS ceased doing business.

         MERGER AGREEMENT - ANDROID CORPORATION

         At the Registrant's shareholder meeting held on April 19, 1994, the shareholders of the Registrant ratified an Agreement and Plan of Reorganization ("Merger Agreement") with Android Corporation, a privately held Delaware corporation. Under the terms of the Agreement, the shareholders of Android Corporation would receive controlling interest of the Registrant, upon the merger of the two corporations; however, the Registrant would be the surviving company. Subsequent to the ratification by the shareholders of the merger agreement, certain events occurred within Android Corporation. Specifically, the three operating subsidiaries of Android Corporation were rendered inactive by the loss of key personnel. Pursuant to certain agreements that existed within Android Corporation, prior to the Merger Agreement, the assets owned by the subsidiary corporations reverted to the personnel that left Android Corporation. Subsequent to these actions, Android Corporation was left with a very small amount of operating assets and an excessive amount of debt. The Directors of the Registrant determined that a material change had taken place within Android Corporation and it was no longer advisable to complete the Merger Agreement. Therefore, pursuant to the terms of the Merger Agreement, the Board of Directors of the Registrant voted to terminate the merger.

         CREATION OF SUBSIDIARY

         Subsequent to the termination of the Merger Agreement, in October 1994 the Board of Directors of the Registrant established a wholly owned subsidiary under the Laws of the State of Ohio known as Logical Research, Inc. The purpose of establishing the subsidiary was to acquire the inventory and technology still held by Android Corporation with respect to the laser-assisted wheel alignment system developed for the automotive industry. As of December 31, 1994, the Registrant had secured a licensing agreement to utilize the technology developed by Android Corporation with respect to the laser-assisted wheel alignment system. Under the terms of the licensing agreement, for a period of not more than two years, the Registrant was to pay the sum of $500 to Android Corporation for each wheel alignment system sold that utilized the technology improved upon by Android Corporation. In addition, in January, 1995, the Board of Directors secured an assignment of patent rights for the patented portion of the underlying technology involving the wheel alignment system. The majority of the patent rights are held by two former shareholders of Android Corporation, Mr. James L. Woodruff and Mr. John G. Lange. Mr. Woodruff and Mr. Lange agreed to permit the registrant to practice the technology disclosed in the patent and to formally assign the patent to the Registrant at such times as Mr. Lange and Mr. Woodruff were successful in obtaining permission to assign the patent from a third individual that holds the remaining patent rights. In exchange for the permission to practice the technology and the future assignment of the technology, the Board of Directors issued to Mr. Lange and Mr. Woodruff a total of 188,491 shares of common stock in the Corporation in January, 1995.

         In addition to the aforementioned stock issued in 1995, the Board of Directors authorized a private offering of stock in the amount of 540,000 shares of the Registrant's common stock during the fourth quarter of 1994. The stock was offered to former shareholders of Android Corporation at the rate of $0.50 per share. An additional 150,430 shares of common stock were issued as a result of this private offering of this amount: 19,939 shares were reportedly issued for new capital and the balance was reportedly issued as a capitalization of outstanding loans to the Registrant. The present management of the Company is investigating the facts involving the issuance of these shares to confirm that the Company received the consideration reported. At this time the Company has obtained sufficient information to challenge the validity of the issuance of a substantial number of these shares. (See "Ophthalmic International, L.L.C. and American Glaucoma" below).

         SPIN-OFF OF SUBSIDIARY

         On October 13, 1995, Mr. James L. Woodruff, director and President of the Corporation, was sentenced as a result of a prior guilty plea to one count of filing a false document. The Federal District Court in Colorado sentenced Mr. Woodruff to a prison term of three years as a result of this plea. On October 20, 1995, the Board of Directors of the Corporation's subsidiary, Logical Research, Inc., terminated Mr. Woodruff's employment contract and removed him as President of that corporation. Thereafter, the Board of Directors of the Registrant considered its options with regard to the continuation of operations of Logical Research, Inc. and as to the disposition of the inventory and technology held by the corporation. It was determined by the Board of Directors that Logical Research, Inc. had become a significant liability to the Registrant and that the Registrant could not utilize the technology held by the subsidiary corporation without the efforts of Mr. James Woodruff.

         Thereafter, on October 31, 1995, the Registrant and Mr. James Woodruff entered into an agreement whereby Mr. Woodruff would purchase from the Registrant all of the shares held by the Registrant in Logical Research, Inc., an Ohio corporation. Mr. Woodruff would pay for the shares of stock in Logical Research, Inc. by conveying his holdings in the Registrant, amounting to 173,995 shares of the Registrant's common stock to the treasury of the Registrant. This transaction was subsequently completed at the beginning of November, 1995. In conjunction with the sale of the Registrant's subsidiary, Mr. James L. Woodruff resigned all positions that he held in the Registrant. After the completion of this transaction, the Registrant ceased either directly or indirectly being engaged in any business.

         CORONADO STONE PRODUCTS

         On June 4, 1996 the Registrant executed a Letter of Intent to exchange 15,000,000 shares of its common stock for 100% of the outstanding shares of Creative Stone Manufacturing, Inc. d/b/a/ Coronado Stone Products. As a result of this Letter of Intent, on August 30, 1996 the Registrant's shareholders voted to: (i) increase the number of authorized preferred stock shares from 1,000,000 to 3,000,000; (ii) to consolidate the Registrant's outstanding common stock shares by means of a 5-for-1 reverse stock split; (iii) to change the Registrant's name to Coronado Industries, Inc.; (iv) to change the domicile of the Registrant from the State of New York to the State of Nevada. (All common stock share numbers used in this report have been adjusted for the reverse stock split.)

         The contemplated acquisition of Creative Stone Manufacturing, Inc., was abandoned in September, 1996.

         OPHTHALMIC INTERNATIONAL, L.L.C. AND AMERICAN GLAUCOMA, INC.

         On November 5, 1996 the Registrant entered into an Asset Purchase Agreement with Ophthalmic International, L.L.C. ("OI"), and American Glaucoma, a joint venture ("AG"), which provided for the purchase of the assets of OI and AG in exchange for 15,592,224 shares of the Registrant's common stock (85%) to be issued to the Registrant's current three Directors. An additional 855,000 shares were issued as finders fees to twelve entities and individuals, including
340,000 shares to Edward A. Barth (then President and a Director of the Registrant) and Barth Construction Co., Inc., 5,000 shares to Richard Campanalie (then a Registrant Director) and 20,000 shares to Richard Hooper (then a Registrant Director). See "Item 12. Certain Relationships and Related Transactions."

         The assets of OI transferred to the Registrant were a patent pending and other proprietary information concerning equipment and a process for the treatment of open angle glaucoma. The assets of AG transferred to the Registrant were the concept and a business plan for forty glaucoma treatment centers in the United States. However, a provision in the Asset Purchase Agreement allows OI to rescind the transaction and receive the patent rights and other proprietary rights back from the Registrant in the event OI discovers within one year after the date of the Asset Purchase Agreement that the Registrant breached one of its representations or warranties in that agreement.

ITEM 1(b). BUSINESS OF ISSUER

         The Registrant, through its Ophthalmic International, Inc. subsidiary, will be manufacturing and marketing a vacuum fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma.

         In the United States, glaucoma is a leading cause of blindness. About 3 percent of Americans older than 65 years (2 million people) are affected. Of those, about 60,000 are legally blind. If detected and treated early, glaucoma need not cause blindness or even severe vision loss. Glaucoma is not a single disease but rather a group of diseases that effect the eye. This group of diseases has a single feature in that progressive damage to the optic nerve due to increased pressure within the eyeball. As the optic nerve deteriorates, blind spots and patterns develop. If left untreated, the result may be total blindness.

         The term glaucoma is derived from the Greek work "glauco" which means bright or sparkling. The term has evolved to mean vision loss associated with increased pressure within the eye. The space between the lens and the cornea in the eye is filled with a fluid called the aqueous humor. This fluid circulates from behind the colored portion of the eye (the iris) through the opening at the center of the eye (pupil) and into the space between the iris and cornea. The aqueous humor is produced constantly, so it must be drained constantly. The drain is at the point where the iris and cornea meet, known as the drainage angle, which directs fluid into a channel (Schlemm's canal) that then leads it to a system of small veins outside the eye. When the drainage angle does not function properly, the fluid cannot drain and pressure builds up within the eye.

Pressure also is exerted on another fluid in the eye, the vitreous humor behind the lens, which in turn presses on the retina. This pressure affects the fibers of the optic nerve, slowly damaging them. The result over time is a loss of vision.

         After three years of ongoing  studies  involving Dr. John T.  LiVecchi,
M.D., F.A.C.S., Assistant Clinical Professor of Ophthalmology, Allegheny University and Dr. Guillermo Avolos, Professor of Ophthalmology, University of Guadalajara, Mexico, it was determined that a 2 minute treatment with Ophthalmic International's "vacuum fixation device and patented design suction ring" temporarily reduced I.O.P. in the treatment of Open angle Glaucoma by approximately 6 Hg for an average of three months at which time the treatment can be repeated with no serious side effects. This I.O.P. lowering is achieved when the external suction device is applied over the perilimbal area for a specified time. With this treatment the Registrant believes that there are no harmful side effects, like those associated with eye drop treatments. In addition, the following patent entitled "Open Angle Glaucoma Treatment Apparatus and Method" has been approved and therefore will allow the Registrant to achieve a significant market advantage over any future competitor.

         In addition, the Registrant will be changing the labeling on the equipment from a "vacuum fixation device" to a "glaucoma treatment device." This labeling requires FDA approval, for which the first step is the completion of a 3-month Duke University study anticipated to start in June, 1997 and to be completed by October, 1997. The Registrant's treatment is a "Non-Invasive Procedure" and the Registrant believes the procedure has no harmful side effects, like those associated with eye drops. The test results thus far have indicated an average drop of I.O.P. per procedure was 6 mm Hg and 73% of all eyes treated maintained an I.O.P. lowering effect (without additional traditional treatment) after 8 months.

         On February 11, 1997 the U.S. Patents and Trademarks Office issued a patent to Ophthalmic International, L.L.C., Patent Number 5,601,548, for the process, equipment and the procedure which has been licensed to the Registrant. The Registrant believes, without assurance, that this patent provides the Registrant with a substantial competitive advantage over current and future glaucoma treatment competitors. The Registrant is not aware of any other patent being granted for glaucoma treatment.

         MARKETING STRATEGY

         Registrant's subsidiary, Ophthalmic International, Inc., intends to manufacture and sell the vacuum equipment, the patented rings and the process in the United States and abroad, primarily through distributors who will be assigned specific geographical territories, on the basis of continents or countries. Ophthalmic International entered into a confidentiality agreement with Alcon Co. in March, 1997 as the first step in negotiating for Alcon to become a distributor. The Registrant expects Ophthalmic International to enter into confidentiality agreements with one or more additional potential distributors and to commence negotiations for exclusive worldwide distribution rights within the next 30 days. These negotiations may not be completed and definitive agreements executed until the Duke University study is completed.

         Until such time as Registrant executes an exclusive worldwide distribution agreement, Registrant expects to enter into one or more non-exclusive distribution agreements with medical equipment dealers in the Far East and/or Europe. These short-term agreements will provide Registrant with test-marketing results for use in its negotiations for the exclusive worldwide rights and provide Registrant with interim cash flow. Registrant has sold one vacuum fixation unit to a German dealer with which the dealer has commenced his initial marketing. Registrant expects one or more of these short-term non-exclusive distribution agreements to be executed within the next few weeks.

         The Registrant expects its distributors will purchase the vacuum equipment for approximately $5,000-$10,000 per unit and purchase the patented ring which is placed on the patient's eye, for approximately $10 to $15 each, depending upon volume. The Registrant expects, without assurance, to have a gross profit margin on the vacuum equipment and patented rings in excess of 60%.

         The Registrant's vacuum equipment is composed of special order parts, such as molded case, display board, circuit boards, and motors, all for which Registrant has established manufacturing relationships with manufacturers. Registrant's subsidiary, Ophthalmic International, Inc., assembles the vacuum fixation device at its offices in Fountain Hills, Arizona. At such time as Registrant executes an agreement with a major worldwide distributor, Registrant may also sell the manufacturing rights to the same company. The Registrant has contracted for the manufacture of the patented rings with a medical device manufacturer located in California.

         Registrant's subsidiary, American Glaucoma, Inc., intends to open and operate as many as 40 glaucoma treatment clinics throughout the United States, subject to obtaining adequate financing. American Glaucoma plans on opening its first glaucoma treatment clinic in the Phoenix, Arizona area. Registrant estimates that there are approximately 62,000 to 75,000 potential glaucoma patients in the Phoenix area, based upon a 3% general population occurrence of the condition. Based upon an estimated start-up cost and first year budget of $600,000 for the Phoenix clinic, Registrant estimates that it would have to treat approximately 800 patients for an annual clinic fee of $1,500 to break-even on these initial expenditures, assuming a 50% net income margin (of which there is no assurance).

         POTENTIAL MARKET

         Registrant estimates that approximately 6,000,000 people in the United States are affected by Open Angle or Pigmentary glaucoma. The initial studies on the Registrant's process indicate that it yields effective results with approximately 75% to 80% of all people with such conditions. Certain ethnic populations, such as Orientals, have a higher incidence of the condition. Such a worldwide incidence of the condition leads the Registrant to the conclusion that there is a multimillion dollar market presently for the Company's patented process, equipment and rings.

ITEM 2.  DESCRIPTION OF PROPERTY.

         During the calendar year 1996, the Registrant owned no real property. For the first ten months of the calendar year, the principal offices were located, on a rental free basis, within the offices operated by Mr. Edward Barth, the interim President of the Registrant. These offices were located at 4264 Strausser Street, N.W., North Canton, Ohio 44720.

         Commencing on November 5, 1996, the Registrant's offices were moved to 16929 E. Enterprise Drive, Suite 202, Fountain Hills, AZ 85268, where Registrant is currently leasing approximately 1,600 square feet of space from a third party landlord. Registrant is paying approximately $1,000 per month, including utilities, in rent for this space on a month-to-month basis. Registrant presently believes this space is adequate to satisfy Registrant's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         There have been no legal proceedings instituted by or against the Registrant during the last calendar year. However, at least one of the Company's former officers and Directors has threatened to sue the Company and its current Directors as a result of damages which have been incurred because the Company has refused to permit the transfer of his shares. The Company has decided to file a lawsuit against this and other former officers, as well as other shareholders, on the basis that it now appears they may have been issued Company shares without the Company receiving consideration therefor, as well as other grounds. (See "Certain Transactions")

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On July 31, 1996 a majority of the Registrant's shareholders approved the following corporate actions:

          (i) Increase number of authorized Preferred Stock shares from 1,000,000 to 3,000,000.

          (ii)  Acquire Creative Stone Manufacturing, Inc.

          (iii) Change name of Registrant to Coronado Industries, Inc.

          (iv)  Change state of incorporation from New York to Nevada.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKETING INFORMATION. The principal U.S. market in which the registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter market. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 1996, by fiscal quarter, and for the first quarter of 1997.

                                                               Low       High
                                                               ---       ----
January 1, 1996 - March 31, 1996                                  0         0
April 1, 1996 - June 30, 1996 (reflecting 5:1 reverse split)      0         0
July 1, 1996 - September 30, 1996                                 0         0
October 1, 1996 - December 31, 1996                           $1.50     $9.75
January 1, 1997 - March 31, 1997                              $3.00     $6.75

         HOLDERS. The Registrant has approximately 220 stockholder accounts.

         DIVIDENDS. The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

         WARRANTS. In addition to the Registrant's common shares, there were issued and outstanding as of December 31, 1991, 80,000 "B" Warrants and 80,000 "C" Warrants (the "A" Warrants having expired) each redeemable warrant entitles the holder to purchase a like number of common shares. The warrants became exercisable on the closing date of the Offering, May 1, 1990. The "B" Warrants were to expire two years from the closing date and the "C" Warrants were to expire three years from the closing date. The Registrant had the right to redeem the warrants at any time upon 30 days' notice at $.001 each. Exercise price, after the reverse split, is $7.25 for the "B" Warrants and $12.50 for the "C" Warrants. On May 7, 1992 all of the outstanding warrants were surrendered by the holder thereof for cancellation. No remuneration was paid to the holder of these warrants in exchange for the surrender.

         During the fourth quarter of 1994, the Directors voted to offer warrants for the purchase of Registrant's $0.001 par value common stock. The warrants were to be offered to those former shareholders of Android Corporation who did not subscribe to the private offering initiated during September, 1994. The terms of the warrants were that each warrant enabled the purchaser to purchase up to 2,000 shares of the Registrant's $0.001 par value common stock at a price of $0.15 per share. Only accredited investors were offered the warrants and if exercised, the purchaser would have received restricted shares. All warrants were to expire on January 31, 1996, if not exercised. A total of 13.1 warrants were subscribed for during the first quarter of 1995 at $1.00 per 2,000 warrants. None of the $.15 warrants were exercised during the calendar year 1995. All outstanding warrants expired on January 31, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         OPERATIONS. Registrant was a development stage company at year-end December 31, 1996, with no revenues having been generated during the year. Also, prior to November 5, 1996 Registrant had been a dormant shell company with no operations since 1994. Therefore, there is no comparable prior year's operations to which to compare the 1996 annual operating results.

         With respect to future operations Registrant intends to commence actively marketing and manufacturing its patented Vacuum Fixation Device and patented suction rings in the second-half of 1997. The profitability of these operations will be dependent upon the total number of units sold. Registrant believes, without assurances, that its gross profit margins are such that Registrant could be profitable if as few as 200 Vacuum Fixation Devices were sold during 1997.

         Registrant is also planning, without assurances, on opening its first glaucoma treatment center in the United States in Phoenix, Arizona in the second half of 1997. On an annual basis, this glaucoma center could be profitable from serving as few as 800 patients. Registrant believes, without assurances, that it is likely to be servicing between 1,000 and 3,000 patients on an annual basis by the end of the glaucoma center's first full year of operations.

         LIQUIDITY AND CAPITAL RESOURCES

         On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing and marketing of the patented Vacuum Fixation Device and the patented suction rings, because of Registrant's current inventory levels and the low cost of marketing these patented products. However, on a short-term basis Registrant requires approximately $600,000 to $800,000 to adequately fund the first year's operation of its initial glaucoma treatment center in Phoenix, Arizona. Registrant is presently planning to conduct a private placement of its securities in mid-1997 to secure this financing. However, at this time Registrant has received no commitments from any source to provide such financing. On a long-term basis, Registrant anticipates, without assurances, that its initial glaucoma treatment center will be sufficiently profitable to permit an additional 39 glaucoma centers to be funded over the subsequent two years from a combination of internal and external sources.

         In December, 1996 Registrant borrowed $10,000, payable on January 31, 1998 and bearing 15% annual interest. Subsequent to year end Registrant borrowed an additional $162,000 from the same lender on the same terms.

         On  international  product  sales,  Registrant   anticipates,   without
assurance, avoiding currency deviations by receiving U.S. currency for all product sales.

ITEM 7.  FINANCIAL STATEMENTS.

         See Financial Statements starting on page F-1 for this information.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 21, 1996, Registrant's last certifying accountant, Hobe & Lucas of Independence, Ohio, issued an opinion on the consolidated financial statements of Logical Computer Services of New York, Ltd., a New York corporation and a Company predecessor corporation, in conjunction with the issuance of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. The opinion stated that the accompanying consolidated financial statements for the fiscal years ended December 31, 1995 and 1994 were prepared assuming that the Company would continue as a going concern. The letter referred to disclosures in Note 8 of the financial statements that the Company had incurred net losses during the years ended December 31, 1995 and 1994, respectively, which, along with other conditions, raised substantial doubt about the Company's ability to continue as a going concern. The opinion additionally stated that the financial statements did not include any adjustments that might result from the outcome of these uncertainties. Note 8 to the accompanying financial statements disclosed that in order to meet the Company's current debt, additional working capital would be required and that as of the date of the report the Company had not raised sufficient funds to meet its needs. Registrant is unaware of any disagreements with Hobe & Lucas that existed at any time.

         On January 17, 1997 Hobe & Lucas resigned from its engagement with Registrant as a result of Registrant's move of its offices to Arizona.

         On March 13, 1997 Arthur Andersen LLP ("Arthur Andersen") was engaged by Registrant to audit its financial statements for the fiscal year ended December 31, 1996. Registrant was not provided with any advice as to accounting, auditing or financial reporting issues arising from any discussion with Arthur Andersen. On March 28, 1997, Arthur Andersen resigned as the certifying accountant for Registrant. Arthur Andersen had not issued any report on the financial statements of Registrant. Registrant is aware of no disagreements or reportable events with respect to its relationship with Arthur Andersen.

         On May 8, 1997, Registrant engaged Semple & Cooper, L.L.P., as its principal accountant to audit Registrant's financial statement, commencing with the year-ended December 31, 1996. Prior to its engagement of Semple & Cooper L.L.P., the Registrant had not contacted Semple & Cooper L.L.P. with respect to any accounting matter or the subject of any disagreement with a previous accounting firm.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Registrant as of December 31, 1996 were as follows:

         Name and Address                                Position
         ----------------                                --------
         Gary R. Smith                      Director, President and Treasurer
         16929 E. Enterprise Drive
         Suite 202
         Fountain Hills, AZ 85268

         G. Richard Smith                   Director and Secretary
         16929 E. Enterprise Drive
         Suite 202
         Fountain Hills, AZ 85268

         John T. LiVecchi                   Director
         16929 E. Enterprise Drive
         Suite 202
         Fountain Hills, AZ 85268

         The Company presently has two vacancies on its Board of Directors.

         GARY R. SMITH, age 53, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was conditionally transferred to the Registrant. From 1987 to June, 1995 Gary R. Smith was Co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratotome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

         G. RICHARD SMITH, age 49, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was conditionally transferred to the Registrant. From 1987 to June, 1995 G. Richard Smith was Co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratotome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

         JOHN T. LIVECCHI, age 49, has been a Director of the Company since December 16, 1996. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to present Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Company's other Directors.

         Messrs. Smith, Smith and LiVecchi were the three owners of SCMD which developed a turbine powered keratome for eye surgery. They sold this company to its Chinese distributor in 1995. During the last year before its sale, this company had total revenues of approximately $1,050,000 and net income of approximately $695,000. This company was sold for a multiple of its net income. Messrs. Smith, Smith and LiVecchi sold SCMD to devote their efforts to the development of the glaucoma treatment process and equipment, which they felt could be more profitable than the turbine keratome.

Compliance with Section 16(A)

         During the fiscal year ended December 31, 1996, Gary R. Smith failed to comply with the reporting requirements of Section 16(A) by failing to timely report to the SEC his acquisition of 6,796,112 total shares from Registrant on November 5, 1996 and 19 subsequent gifts of stock to family and friends.

         During the fiscal year ended December 31, 1996, G. Richard Smith failed to comply with the reporting requirements of Section 16(A) by failing to timely report to the SEC his acquisition of 6,796,112 total shares from Registrant on November 5, 1996 and 3 subsequent gifts of stock to family and friends.

         During the fiscal year ended December 31, 1996, John T. LiVecchi failed to comply with the reporting requirements of Section 16(A) by failing to report to the SEC his acquisition of 2,000,000 total shares from Registrant on November 5, 1996.


ITEM 10. EXECUTIVE COMPENSATION.

         As of December 31, 1996, there are no outstanding employment contracts. However, the Company's Board of Directors approved annual salaries of $100,000 for the Company's two Officers, Gary R. Smith and G. Richard Smith, commencing November 5, 1996. To the extent these salaries cannot be paid from Company cash flow, the salaries will be accrued. As Company revenues and earnings increase in the future, the salaries of these Company officers may increase.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of June 1, 1997 there were 18,344,253 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Company's total outstanding common stock shares.

                      Name and Address         Amount and Nature of     Percent
Title of Class        Beneficial Owner         Beneficial Ownership(1)  of Class
--------------------------------------------------------------------------------
Common Stock     Gary R. Smith                      6,528,612             35.6%
                 16929 E. Enterprise Drive
                 Suite 202
                 Fountain Hills, AZ 85268

Common Stock     G. Richard Smith                   6,728,612             36.7%
                 16929 E. Enterprise Drive
                 Suite 202
                 Fountain Hills, AZ 85268

Common Stock     John T. LiVecchi                   2,000,000             10.9%
                 16929 E. Enterprise Drive
                 Suite 202
                 Fountain Hills, AZ 85268

Common Stock     Officers and Directors, As a      15,257,224             83.2%
                  Group (3 People)

Common Stock     J.R. Vincent and M.M. Vincent(1)   1,197,904              6.5%
                 11 Third Avenue
                 Douglas, Isle of Man
                 IM2 6AL

         (1) J.R. Vincent and M.M. Vincent are the sole directors of Tryson Distributors Limited which owns 648,952 shares and Swincan Development Limited which owns 548,952 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year ending December 31, 1992, two significant events took place regarding individuals holding more than 10 percent interest in the Registrant that materially effects the management of the Registrant. On May 7, 1992, Mr. John Troster (the Registrant's President, Treasurer, Director and owner of 93,500 shares of the Registrant's common shares) sold 87,300 shares to an investors group comprised of Mr. Stephen A. Jones, Mr. Mitsuo Tatsugawa, Mr. Robert Kube, Mr. David Warren, Mr. Raymond R. Gheen and Mr. Timothy J. Miles. The shares were sold to the investment group as part of a 108,000 share purchase. The total purchase price for all of the shares sold was $35,000.00. As part of this transaction, John Troster resigned as President, Treasurer and Director of the Registrant and John A. Catricola resigned as Vice President, Secretary and Director of the Registrant. Prior to resigning as Director of the Registrant, John Troster appointed Raymond Gheen and Stephen Jones to fill the vacancies on the Board of Directors that had resulted from prior resignations. Following John Troster's resignation, Mitsuo Tatsugawa was appointed to replace John Troster. Effective May 7, 1992, the new Board of Directors elected Timothy Miles to serve as President and Treasurer of the Registrant and Mary Ellen Miles to serve as Vice President and Secretary of the Registrant. The principal place of business of the Registrant was changed to Mr. Miles' residence on a rent-free basis.

         In November, 1992, the Registrant's officers entered into negotiations with Android Corporation, for a merger of the two corporations wherein the Registrant would be the surviving entity. A binding agreement, subject to shareholder approval, was effective on April 5, 1993. As part of this agreement, the investment group who purchased control of the Registrant in 1992 sold to Android Corporation, 20,000 shares of the Registrant's common stock at the rate of $2.50 per share and thereafter sold an additional 2,500 shares of the Registrant's common stock at the rate of $5.00 per share. In conjunction with the initial agreement among the control group shareholders and Android Corporation, the shareholders also gave Android Corporation their proxy for all of the remaining shares controlled by the investment group for a period form April 5, 1993 through May 31, 1993. No votes of shareholders were taken during this time and the proxies expired.

         As part of the merger agreement, the Registrant had agreed to pay a commission to Mr. Timothy J. Miles for his efforts in arranging the merger. The commission was to be in the form of the issuance of 44,000 shares of the Registrant's common stock. The stock was to restrict stock pursuant to Rule 144. Although the merger was not finally culminated, the Board of Directors, comprised of Mr. Miles and his wife, instructed these shares of stock to be issued to him. Between April, 1993 and May 28, 1995, the Company issued approximately 257,298 post-split shares to then officers and Directors of the Company and certain shareholders of Android Corp., a company whose proposed merger with the Company was never completed. These shares were supposedly issued as finders fees or in consideration of monies paid to the Company. The Company has recently learned that little or no consideration was received for some of these shares, because substantially all of the monies were paid to Android Corp. and not the Company. For these and other reasons, the Company has decided to attempt to reclaim these shares through litigation against these shareholders.

         On November 5, 1996, the Registrant entered into the Asset Purchase Agreement with Ophthalmic International, L.L.C., and American Glaucoma, whereby 6,796,112 restricted shares of Registrant's common stock were issued to each of Gary R. Smith and G. Richard Smith, and 2,000,000 restricted shares were issued to John T. LiVecchi. Messrs. Smith, Smith and LiVecchi became the Registrant's sole Directors as a result of this transaction. For accounting purposes, Messrs. Smith, Smith and LiVecchi are deemed to have no cost in the assets transferred to the Registrant. Ophthalmic International, L.L.C., has the right to rescind the transaction and receive the return of the patent and other proprietary assets it transferred to Registrant, if it discovers that Registrant breached any of its warranties or representations contained in the Asset Purchase Agreement.

         Edward A. Barth, Richard Companalie and Richard Hooper, former directors of the Registrant, received 335,000, 5,000, and 20,000 restricted Registrant shares, respectively, as a finder's fee in the Asset Purchase Agreement. In addition, Barth Construction Co., Edward Barth's construction company, received 5,000 shares of Registrant common stock as a finder's fee in the Asset Purchase Agreement. An additional 495,000 post-split shares was issued in November, 1996 by the Company to former officers of the Company and shareholders of Android Corp. supposedly as finder's fees. The Company is currently investigating the propriety of these finder fees to these individuals.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.

         Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

         On November 14, 1996, Registrant filed a Form 8-K with the SEC reporting on a change in control of Registrant, acquisition of assets, other events and resignations of Directors, with no financial statements filed.


                           INDEX TO EXHIBITS PROVIDED


         1.   Financial Statements    F-1

         2.   Exhibit 11 -- Computation of Earnings (Loss) per Share

         3.   Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           CORONADO INDUSTRIES, INC.


                                    By: /s/ Gary R. Smith
                                       ------------------------------
                                       Gary R. Smith, President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.


 /s/ Gary R. Smith
-----------------------   President, (Chief Executive      Dated: June 16, 1997
Gary R. Smith             Officer) Treasurer (Chief
                          Accounting Officer), Director


/s/ G. Richard Smith
-----------------------   Secretary, Director              Dated: June 16, 1997
G. Richard Smith



-----------------------   Director                         Dated:
John LiVecchi

                     SUPPLEMENTAL INFORMATION AND EXHIBITS


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         The Registrant's fiscal year ended December 31, 1996. The Registrant currently has not held its Annual Meeting of Stockholders.

         Four copies of all material to be mailed to stockholders with respect to such meeting will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be filed with the Securities and Exchange Commission or otherwise subject to liabilities of
Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in any subsequent Form 10-KSB); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting, Information Statement with Schedules and/or Exhibits annexed thereto.

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
                       (Formerly Logical Computer Services
                               of New York, Ltd.)

                              FINANCIAL STATEMENTS

                               For The Year Ended
                                December 31, 1996

                          INDEPENDENT AUDITORS' REPORT



To The Stockholders and Board of Directors of
Coronado Industries, Inc. (A Development Stage Company)
(Formerly Logical Computer Services of New York, Ltd.)


We have audited the accompanying balance sheet of Coronado Industries, Inc. (A Development Stage Company) as of December 31, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. (A Development Stage Company) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Certified Public Accountants

Phoenix, Arizona
May 27, 1997

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                                  BALANCE SHEET
                                December 31, 1996

                                     ASSETS
Current Assets:
   Cash                                                                $  7,183
   Inventory                                                             10,567
                                                                       --------

        Total Current Assets                                             17,750
                                                                       --------

Property and Equipment, net                                               8,799
                                                                       --------
Other Assets:
   Intangible assets                                                      8,266
                                                                       --------

        Total Assets                                                   $ 34,815
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                                    $  8,272
   Accrued salaries                                                      30,556
                                                                       --------

        Total Current Liabilities                                        38,828

Long-Term Debt                                                           10,000
                                                                       --------

        Total Liabilities                                                48,828
                                                                       --------
Stockholders' Deficit:
   Preferred stock - $.0001 par value;
     3,000,000 shares authorized, none
     issued or outstanding                                                   --
   Common stock - $.001 par value;
     20,000,000 shares authorized,
     18,344,253 shares issued and outstanding                            18,344
   Additional paid-in capital                                            37,149
   Accumulated deficit during development stage                         (69,506)
                                                                       --------

        Total Stockholders' Deficit                                     (14,013)
                                                                       --------

        Total Liabilities and Stockholders' Deficit                    $ 34,815
                                                                       ========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                      For The Year Ended December 31, 1996


Revenues                                                           $        --
                                                                   -----------
General and Administrative Expenses:
   Officers salaries                                               $    30,556
   Advertising                                                             285
   Amortization                                                            285
   Bad debts                                                               900
   Bank charges                                                             86
   Business promotion                                                      187
   Depreciation                                                          1,766
   Directors fees                                                        1,200
   Dues and subscriptions                                                  127
   Meals and entertainment                                                  59
   Office supplies                                                       1,746
   Outside services                                                        107
   Postage and delivery                                                    374
   Professional fees                                                    24,740
   Taxes and licenses                                                    3,489
   Taxes - property                                                        248
   Telephone                                                               772
   Travel                                                                1,490
                                                                   -----------

        Total operating expenses                                        68,417
                                                                   -----------

Loss from Operations                                                   (68,417)

Interest Expense                                                         1,089
                                                                   -----------

Net Loss                                                           $   (69,506)
                                                                   ===========

Net Loss per Share (Note 1)                                        $        --
                                                                   ===========

Weighted Average Shares Outstanding                                 18,344,253
                                                                   ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For The Year Ended December 31, 1996

                                                   Common Stock
                                               --------------------                   Stock-
                                                            Retained    Additional    holders'
                         Shares                 Paid-in     Earnings     Treasury     Equity
                      Outstanding    Amount     Capital    (Deficit)      Stock      (Deficit)
                      -----------    ------     -------    ---------    ----------   ---------
Balance at
December 31, 1995      1,885,573   $  2,755   $ 253,737   $(298,854)    $ (9,425)    $(51,787)

Stock issued
for services              40,000         40       1,160          --           --        1,200

One for five
reverse stock
split                 (1,540,448)    (1,540)      1,540          --           --           --

Proceeds from
sale of stock          1,511,904      1,512      74,885          --           --       76,397

Reverse merger
with American
Glaucoma and
Ophthalmic            15,592,224     15,592    (293,313)    298,854           --       21,133

Retirement of
treasury stock                --       (870)     (8,555)         --        9,425           --

Stock issued
for finders fee          855,000        855       7,695         --            --        8,550

Net loss                      --         --          --     (69,506)          --      (69,506)
                      ----------   --------   ---------    --------     --------     --------
Balance at
December 31, 1996     18,344,253   $ 18,344   $  37,149    $(69,506)    $     --     $(14,013)
                      ==========   ========   =========    ========     ========     ========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                             STATEMENT OF CASH FLOWS
                      For The Year Ended December 31, 1996


Cash Flows from Operating Activities:
 Cash paid for general and administrative expenses                     $(75,528)
 Interest paid                                                           (1,089)
                                                                       --------

Net cash used in operating activities                                   (76,617)
                                                                       --------

Cash Flows from Financing Activities:
 Cash received from long-term debt                                       10,000
 Cash received from sale of stock                                        76,397
 Repayment of notes payable to stockholders                              (4,000)
                                                                       --------

Net cash provided by financing activities                                82,397
                                                                       --------

Net Increase in Cash                                                      5,780

Cash, at beginning of year                                                1,403
                                                                       --------

Cash, at end of year                                                   $  7,183
                                                                       ========

Reconciliation of Net Loss to Net Cash Used in
Operating Activities:
 Net loss                                                              $(69,506)

Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation                                                              1,766
Amortization                                                                285
Stock issued for services                                                 1,200

Changes in Assets and Liabilities:
Accounts payable                                                        (39,890)
Accrued payroll                                                          30,556
Accrued expenses                                                         (1,028)
                                                                       --------

Net Cash Used in Operating Activities                                  $(76,617)
                                                                       ========

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies, Nature of Operations and Use of
     Estimates:

     Organization:

     Coronado Industries, Inc. (the Company) was originally incorporated under the laws of the State of New York in December 1989 as First Lloyd Funding, Inc., which subsequently changed its name to Logical Computer Services of New York, Ltd. In September, 1996, the Company changed its name to Coronado Industries, Inc. The Company had limited activity prior to its merger on November 5, 1996, when the Company acquired one hundred percent (100%) of the assets of Ophthalmic International, L.L.C. and American Glaucoma.

     The stockholders of American Glaucoma and Ophthalmic International, L.L.C., which are the same for both corporations, obtained majority control of the Company in the combination. Therefore, the transaction is accounted for as a reverse merger. The accompanying financial statements have been presented on a contiguous basis due to the inactivity of Logical Computer Services of New York, Ltd.

     The Company has been in the development stage since its acquisition of Ophthalmic International, L.L.C. and American Glaucoma in November 1996.
     Ophthalmic International, L.L.C. has received a patent on the method for treating Open Angle Glaucoma, as well as the devices used in the treatment, including the Vacuum Fixation Device. However, a provision in the Asset Purchase Agreement allows Ophthalmic International, L.L.C. to rescind the transaction and receive the patent rights and other proprietary rights back from the registrant in the event Ophthalmic International, L.L.C. discovers within one (1) year after the date of the Asset Purchase Agreement that the registrant breached one of its representations or warranties in that agreement. The Company intends to manufacture and market the patented Vacuum Fixation Device and the patented suction rings to major medical supply companies and health care providers throughout the world. However, the Company has yet to generate any revenues.

     Use of Estimates in the Preparation of Financial Statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories:

     Inventories   are  stated  at  the  lower  of  cost,  as  determined  on  a first-in/first-out (FIFO) basis or market.

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.   Summary of Signficant Accounting Policies,  Nature of Operations and Use of
     Estimates: (Continued)

     Property and Equipment:

     Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using accelerated methods over the following useful lives:

            Office furniture and equipment       5-7 years
            Machinery and equipment              5-7 years

     Deferred Income Taxes:

     Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Fair Value of Financial Instruments:

     The fair value of the Company's long-term debt is based on rates currently available from the bank for debt with similar terms and maturities.

     Loss Per Share:

     The loss per share is based upon the weighted average number of shares outstanding from the time of the reverse merger, and giving retroactive effect to the one-for-five reverse stock split (Note 5).

     Intangible Assets:

     The Company reviews its intangible assets at least annually to evaluate potential impairment by comparing the carrying value of the intangible with expected future net operating cash flows from the related operations. If the expected future net operating cash flows are less than the carrying value, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the discounted expected future net operating cash flows from the related operation.

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.   Property and Equipment:

     At December 31, 1996, property and equipment consists of the following:

            Office furniture and equipment          $10,300
            Machinery and equipment                     265
                                                    -------
                                                     10,565
            Less: accumulated depreciation           (1,766)
                                                    -------

            Net property and equipment              $ 8,799
                                                    =======

     Depreciation expense was $1,766 for the year ended December 31, 1996.

3.   Intangible Assets:

     Intangible assets consist primarily of goodwill, which represents the excess of the cost of the combined companies over the fair value of their net assets at the date of combination, and is being amortized ratably over five (5) years. Amortization expense charged to operations for the year ended December 31, 1996 was $285.


4.   Long-Term Debt:

At   December 31, 1996, long-term debt consists of the following:

     10% note payable to Hayden Investments, principal
     and interest due January 31, 1998; unsecured.           $10,000
                                                             =======

5.   Changes in Stockholders' Equity:

     During the year ended December 31, 1996, the Company's Board of Directors authorized a number of transactions to provide for operations and the Company's reverse merger.

     Common Stock:

     The Board of Directors authorized the issuance of 40,000 pre-split shares of common stock to its four directors (10,000 shares each). This issuance was deemed compensation for services rendered.

     The  Board  of  Directors  authorized  and  the  stockholders   approved  a
     one-for-five reverse stock split effective September 19, 1996.

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


5.   Changes in Stockholders' Equity:(Continued)

     The Board of Directors authorized the subscription of additional shares of common stock through a private offering, pursuant to regulations of the Security Act of 1933. This resulted in the issuance of 1,511,904 post-split shares of common stock. The intent of the Board of Directors, in authorizing the sale of additional common stock, was to raise capital sufficient to pay off the Company's existing payables.

     The  Board  of  Directors  authorized  the  issuance  of  common  stock  in accordance  with the Asset  Purchase  Agreement  between  the  Company  and
     Ophthalmic International, L.L.C. and American Glaucoma. This resulted in 15,592,224 post-split shares of common stock being issued to the stockholders of Ophthalmic International, L.L.C. and American Glaucoma. Additionally, 855,000 shares were issued to individuals for finders fees.

     Treasury Stock:

     The Board of Directors approved the retirement of 869,977 shares of common stock held in the treasury, and the return of these shares to the status of authorized but unissued shares.

6.   Income Taxes:

     The net operating losses of the Company prior to the reverse merger have been substantially eliminated due to the change in ownership. As such, as of December 31, 1996, the Company has a net operating loss carryforward in the approximate amount of $69,000, available to offset federal and state taxable income primarily through December 31, 2011.

     Differences between financial reporting and income tax losses to date relates primarily to the Company's net operating loss carryforwards at December 31, 1996. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence, the Company has provided a full valuation allowance on its deferred tax asset at December 31, 1996.

7.   Subsequent Event:

     Subsequent to December 31, 1996 and through April 20, 1997, the Company received from Hayden Investments, $162,000 in exchange for several notes payable, each payable within one (1) year with applicable interest stated at 15%.

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


7.   Subsequent Event:(Continued)

     During the year ended December 31, 1996, the State of Nevada approved the Company's change of incorporation from the State of New York, in which the Company was originally incorporated and issued the Company a Nevada Corporate Charter dated September 6, 1996. Subsequent to December 31, 1996, the State of New York also approved the Company's change of incorporation. The Company officially reincorporated June 4, 1997.

8.   Going Concern:

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

     The primary business of the Company, which is in the development stage, will be to manufacture and market a patented treatment for Open Angle Glaucoma. The Company's patents relate to both the method of treatment and the necessary devices. However, the Company has yet to generate revenues.

     As shown in the accompanying statement of operations, the Company has incurred net losses of $69,506 in 1996. Unaudited information subsequent to December 31, 1996, indicates that losses are continuing. As of December 31, 1996, the accompanying balance sheet reflects $14,013 in net stockholders' deficit.

     The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management has secured additional funding of $162,000 through issuance of notes payable (see Note 7) and is currently negotiating the marketing, distribution and manufacturing of the Company's patented treatment with potential customers.

9.   Non-Cash Investing and Financing Activities:

     During the year ended December 31, 1996, the Company merged with Ophthalmic International, L.L.C. and American Glaucoma. In this merger the Company conditionally received inventory totaling $10,567, office furniture and equipment of $10,300, machinery and equipment of $265 and patents valued at $1 in exchange for 15,592,224 shares of common stock.

     During the year ended December 31, 1996, the Company retired 869,977 shares of treasury stock booked at a cost of $9,425, reducing additional paid in capital by the same amount.

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)
             (Formerly Logical Computer Services of New York, Ltd.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

10.     Litigation:

        There has been no litigation instituted by or against the Company for the year ended December 31, 1996. However, at least one of the Company's former officers and directors has threatened to sue the Company and its current directors as a result of damages which have been incurred because the Company has refused to permit the transfer of his shares. The Company has decided to file a lawsuit against this and other former officers, as well as other stockholders, on the basis that it now appears they may have been issued Company shares without the Company receiving consideration, as well as other grounds. Based on the representations of the Company's legal counsel, no provision for gain or loss has been included in the accompanying financial statements, as no estimate can be made as to any amount to be ultimately recovered or lost.