Form 10QSB
period 1997-03-31
CORONADO INDUSTRIES INC
filed 1997-06-23
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

                  For the quarterly period ended - March 31, 1997

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,344,253

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                                                          Page
                                                                          ----
PART I
      Item 1   Financial Statements                                        1
      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                       4
PART II
      Item 1.  Legal Proceedings                                           5
      Item 2.  Changes in Securities                                      N/A
      Item 3.  Defaults Upon Senior Securities                            N/A
      Item 4.  Submission of Matter to a Vote of Security Holders         N/A
      Item 5.  Other Matters                                              N/A
      Item 6.  Exhibits and Reports on Form 8-K                           N/A

SIGNATURES                                                                 6

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                       March 31,    December 31,
                                                         1997          1996
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
ASSETS
Current Assets:
   Cash                                               $ 26,054       $  7,183
   Inventory                                            15,832         10,567
                                                      --------       --------
        Total current assets                            41,886         17,750
                                                      --------       --------

PROPERTY AND EQUIPMENT, net                              8,014          8,799
                                                      --------       --------
OTHER ASSETS:
   Patents                                               3,001              1
   Professional retainers                                8,000             --
   Goodwill                                              7,695          8,265
                                                      --------       --------
        Total other assets                              18,696          8,266
                                                      --------       --------

TOTAL ASSETS                                          $ 68,596       $ 34,815
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                   $ 10,663       $  8,272
   Accrued salaries                                     66,556         30,556
   Accrued payroll taxes                                 4,200             --
   Notes payable and accrued interest                  103,166             --
                                                      --------       --------
        Total Current Liabilities                      184,585         38,828

LONG-TERM DEBT                                              --         10,000
                                                      --------       --------

        Total Liabilities                              184,585         48,828
                                                      --------       --------
SHAREHOLDERS' DEFICIT:
   Common stock - $.001 par value;
     20,000,000 shares authorized,
     18,344,253 shares issued and outstanding           18,344         18,344
   Additional paid-in capital                           37,149         37,149
   Deficit accumulated during development stage       (171,482)       (69,506)
                                                      --------       --------
        Total Stockholders' Deficit                   (115,989)       (14,013)
                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $ 68,596       $ 34,815
                                                      ========       ========

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                       March 31,      March 31
                                                         1997           1996
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
REVENUE                                              $      --       $     --

OPERATING EXPENSES:
   Salaries:
     Officers                                           50,000             --
     Office                                              1,200             --
   Payroll taxes                                         4,334             --
   Advertising                                             189             --
   Amortization                                            570             --
   Bank charges                                             30             --
   Depreciation                                            985             --
   Donations                                                60             --
   Filing fees                                             885             --
   Insurance:
     General liability                                     273             --
     Product liability                                   4,095             --
   Office                                                  173             --
   Outside services                                        172             --
   Postage and delivery                                    131             --
   Professional fees                                    17,101             --
   Rent                                                  2,193
   Research and development                              5,000             --
   Shareholder services                                  5,710             --
   Supplies                                              2,228             --
   Taxes and licenses                                      487            199
   Telephone                                             1,934             --
   Temporary labor                                         764             --
   Travel                                                2,816             --
                                                     ---------      ---------
        Total operating expenses                       101,310            199

LOSS FROM OPERATIONS                                  (101,310)          (199)
                                                     ---------      ---------
OTHER INCOME AND EXPENSES
   Other income                                            500             --
   Interest Expense                                     (1,166)            --
                                                     ---------      ---------
        Total other income and expenses                   (666)            --

NET LOSS                                              (101,976)          (199)

ACCUMULATED DEFICIT, beginning period                  (69,506)      (298,854)
                                                     ---------      ---------
ACCUMULATED DEFICIT, end of period                   $(171,482)     $(299,053)
                                                     =========      =========
NET LOSS PER COMMON SHARE                            $    (.01)     $      --
                                                     =========      =========

                            CORONADO INDUSTRIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                       March 31,      March 31
                                                         1997           1996
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Cash paid for operating expenses                  $ (72,929)       $(6,624)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                  (200)            --

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                             92,000          8,000
                                                     ---------        -------
MET INCREASE IN CASH                                    18,871          1,376

CASH, beginning period                                   7,183          1,403
                                                     ---------        -------
CASH, end of period                                  $  26,054        $ 2,779
                                                     =========        =======
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                          $(101,976)       $  (199)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                         985             --
      Amortization                                         570             --
      Increase in:
        Other notes and accounts receivable                 --           (900)
        Inventory                                       (5,265)            --
        Patents                                         (3,000)            --
        Professional retainers                          (8,000)            --
      Increase (decrease) in:
        Accounts payable                                 2,391         (5,700)
        Accrued salaries                                36,000             --
        Accrued expenses                                 1,166            175
        Accrued payroll taxes                            4,200             --
                                                     ---------        -------
NET CASH USED IN OPERATING ACTIVITIES                $ (72,929)       $(6,624)
                                                     =========        =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     OPERATIONS

     Registrant was a development stage company at March 31, 1997, with no revenues having been generated during the quarter. Also, prior to November 5, 1996 Registrant had been a dormant shell company with no operations since 1994. Therefore, there is no prior year's operations of Registrant to which to compare the March 1997 quarterly operating results.

     For the first quarter of the 1997 year, Registrant experienced a net loss of $101,976. Approximately 76% of this loss resulted from the total of the accrued of management salaries and taxes of $54,334, $17,101 of professional fees, and $5,710 of shareholders relations expenses. Until Registrant's product sales commence, Registrant anticipates management will receive minimal salary payments. Any accrued salaries will be paid out of future increased revenues.

     With respect to future operations, Registrant intends to commence actively marketing and manufacturing its patented Vacuum Fixation Device and patented suction rings in the second half of 1997. The profitability of these operations will be dependent upon the total number of units sold. Registrant believes, without assurances, that its gross profit margins are such that Registrant could be profitable if as few as 200 Vacuum Fixation Devices were sold during 1997.

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

     LIQUIDITY AND CAPITAL RESOURCES

     On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing and marketing of the patented Vacuum Fixation Device and the patented suction rings, because of Registrant's current inventory levels and the low cost of marketing these patented products. However, on a short-term basis Registrant requires approximately $600,000 to $800,000 to adequately fund the first year's operation of its initial glaucoma treatment center in Phoenix, Arizona. Registrant is presently planning to conduct a private placement of its securities in 1997 to secure this financing. However, at this time Registrant has received no commitments from any source to provide such financing. On a long-term basis, Registrant anticipates, without assurances, that its initial glaucoma treatment center will be sufficiently profitable to permit an additional 39 glaucoma centers to be funded over the subsequent two years from a combination of internal and external sources.

     At March 31, 1997, Registrant had borrowed a total of $102,000 from Hayden Investments and accrued $1,166 of interest expense on this debt. Through April 20, 1997, Registrant had borrowed an additional $80,000 from this same lender. These loans mature in one year from the date of issuance and bear 15% annual interest which is due at maturity. Registrant anticipates borrowing additional sums to fund Registrant's activities until Registrant's product sales or clinic revenues commence.

     On international product sales, Registrant anticipates, without assurance, avoiding currency deviations by receiving U.S. currency for all product sales.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no legal proceedings instituted by or against the Registrant during the quarter ending March 31, 1997. However, at least one of the Company's former officers and Directors has threatened to sue the Company and its current Directors as a result of damages which have been incurred because the Company has refused to permit the transfer of his shares. The Company has decided to file a lawsuit against this and other former officers, as well as other shareholders, on the basis that it now appears they may have been issued Company shares without the Company receiving consideration therefor, as well as other grounds.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           CORONADO INDUSTRIES, INC.


Date: June 20, 1997                 By: /s/ Gary R. Smith
     -----------------                 ------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Accounting Officer)