Form 10QSB
period 1997-06-30
CORONADO INDUSTRIES INC
filed 1997-08-14
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

                  For the quarterly period ended - June 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,599,253

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                                                          Page
                                                                          ----
PART I

      Item 1   Financial Statements                                        3

      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                       8
PART II

      Item 1.  Legal Proceedings                                          11

      Item 6.  Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                                12

                            CORONADO INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                                         June 30,   December 31,
                                                           1997        1996
                                                         --------    -----------
ASSETS                                                 (Unaudited)

CURRENT ASSETS:
   Cash                                                  $  2,643      $ 7,183
   Inventory                                               27,764       10,567
                                                         --------      -------
              Total current assets                         30,407       17,750
                                                         --------      -------

PROPERTY AND EQUIPMENT, net                                15,550        8,799
                                                         --------      -------
OTHER ASSETS:
   Patents                                                 26,396            1
   Professional retainers                                   5,000           --
   Goodwill, net                                            7,410        8,265
                                                         --------      -------
              Total other assets                           38,806        8,266
                                                         --------      -------
TOTAL ASSETS                                             $ 84,763      $34,815
                                                         ========      =======
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                      $ 40,188      $ 8,272
   Accrued salaries                                        85,556       30,556
   Accrued payroll taxes                                    8,025           --
   Notes payable and accrued interest                     209,480           --
                                                         --------      -------
              Total current liabilities                   343,249       38,828

LONG-TERM DEBT                                                 --       10,000
                                                         --------      -------
              Total liabilities                           343,249       48,828
                                                         --------      -------
SHAREHOLDERS' DEFICIT:
   Common stock - $.001 par value;
      20,000,000 shares authorized,
      18,344,253 issued and outstanding                    18,344       18,344
   Additional paid in capital                              37,149       37,149
   Deficit accumulated during development stage          (313,979)     (69,506)
                                                         --------      -------
              Total shareholders' deficit                (258,486)     (14,013)
                                                         --------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $ 84,763      $34,815
                                                         ========      =======

See selected notes to financial statements.

                            CORONADO INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                             Six Months Ended      Three Months Ended    Development Stage
                                          ---------------------   ---------------------  -----------------
                                           June 30,    June 30,    June 30,    June 30,   November 5, 1996 -
                                            1997        1996        1997        1996       June 30, 1997
                                         (Unaudited) (Unaudited) (Unaudited) (Unaudited)   (Unaudited)

REVENUE                                   $      --   $      --   $      --   $      --     $      --
                                          ---------   ---------   ---------   ---------     ---------
OPERATING EXPENSES:
   Salaries:
      Officers                              100,000          --      50,000          --       130,556
      Office                                  4,950          --       3,750          --         4,950
   Payroll taxes                              8,577          --       4,243          --         8,577
   Advertising                                  297          --         108          --           582
   Amortization                               1,302          --         732          --         1,587
   Bad debt                                      --          --          --          --           900
   Bank charges                                  31          --          --          --           117
   Business promotion                         8,000          --       8,000          --         8,187
   Depreciation                               1,962          --         977          --         3,729
   Directors Fees                                --          --          --          --         1,200
   Donations                                     60          --          --          --            60
   Filing fees                                  865          --          --          --           865
   Insurance:
      General liability                         625          --         352          --           625
      Product liability                       5,463          --       1,368          --         5,463
   Meals and entertainment                      120          --         120          --           179
   Office                                       688         256         515         256         2,434
   Outside services                           3,086          --       2,914          --         3,193
   Postage and delivery                         481          --         350          --           855
   Professional fee                          74,577       7,150      57,476       7,150        99,317
   Rent                                       4,485          --       2,292          --         4,485
   Research and development                   5,000          --          --          --         5,000
   Shareholder services                       6,840          --       1,130          --         6,840
   Supplies                                   3,534          --       1,306          --         3,661
   Taxes and licenses                           150          --        (337)         --          3887
   Telephone                                  2,717       2,241         784       2,042         3,489
   Temporary labor                              764          --          --          --           764
   Travel                                     2,866          --          50          --         4,356
   Workers' compensation                         53          --          53          --            53
                                          ---------   ---------   ---------   ---------     ---------
      Total operating expenses              237,493       9,647     136,183       9,448       305,910
                                          ---------   ---------   ---------   ---------     ---------
LOSS FROM OPERATIONS                       (237,493)     (9,647)   (136,183)     (9,448)     (305,910)
                                          ---------   ---------   ---------   ---------     ---------
OTHER INCOME AND (EXPENSES):
   Other income                                 500          --          --          --           500
   Interest expense                          (7,480)       (425)     (6,314)       (425)       (8,569)
                                          ---------   ---------   ---------   ---------     ---------
      Total other income and (expenses)      (6,980)       (425)     (6,314)       (425)       (8,069)
                                          ---------   ---------   ---------   ---------     ---------
NET LOSS                                   (244,473)    (10,072)   (142,497)     (9,873)    $(313,979)
                                                                                            =========
ACCUMULATED DEFICIT, beginning of period    (69,506)    (42,362)   (171,482)    (42,561)
                                          ---------   ---------   ---------   ---------
ACCUMULATED DEFICIT, end of period        $(313,979)  $ (52,434)  $(313,979)  $ (52,434)
                                          =========   =========   =========   =========
NET LOSS PER COMMON SHARE                 $    (.01)  $    (.01)  $    (.01)  $    (.01)
                                          =========   =========   =========   =========

See selected notes to financial statements.

                            CORONADO INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                        June 30,       June 30,
                                                          1997           1996
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Cash paid for operating expenses                     $(187,826)    $ (12,097)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                   (8,714)           --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                               192,000        11,000
                                                        ---------     ---------
NET DECREASE IN CASH                                       (4,540)       (1,097)

CASH, beginning of period                                   7,183         1,403
                                                        ---------     ---------

CASH, end of period                                     $   2,643     $     306
                                                        =========     =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                             $(244,473)    $ (10,072)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                          1,302            --
      Depreciation                                          1,962            --
      Increase in:
        Other notes and accounts receivable                    --          (900)
        Inventory                                         (17,197)           --
        Patents                                           (26,841)           --
        Professional retainers                             (5,000)           --
      Increase (decrease) in:
        Accounts payable                                   31,916          (550)
        Accrued salaries                                   55,000            --
        Accrued expenses                                    7,480          (575)
        Accrued payroll taxes                               8,025            --
                                                        ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                   $(187,826)    $ (12,097)
                                                        =========     =========

See selected notes to financial statements.

                            CORONADO INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                DECEMBER 31, 1996



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Coronado Industries, Inc. (the Company) was originally incorporated under the laws of the State of New York in December 1989 as Logical Computer services of New York, Ltd. In September 1996 the Company changed its name to Coronado Industries, Inc. The Company had limited activity for several years until on November 5, 1996 when the Company acquired 100% of the assets of Ophthalmic International, L.L.C. and American Glaucoma Institute in a reverse merger.

The Company has been in the development stage since its acquisition of Ophthalmic International, L.L.C. and American Glaucoma Institute in November 1996. Ophthalmic International owns a patented treatment for Open Angle Glaucoma. Ophthalmic International, L.L.C. has also received a patent on the method for treating Open Angle Glaucoma as well as the devices used in the treatment, including the Vacuum Fixation Device. The Company manufactures and markets the Vacuum Fixation Device and the patented suction rings to major medical supply companies and health care providers throughout the world. (However, the Company has yet to generate any revenues).

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month and three month periods ended June 30, 1997 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing net loss by the weighted average number of common share and common share equivalents outstanding during the period, which is assumed to be 18,344,253 shares for each period. Primary and fully diluted earnings per share are considered to be the same in all periods.

DEBT

During the period from January 1, 1997 through June 30, 1997, the Company received additional funding from Hayden Investments. The Company received $192,000 in exchange for several notes payable, each payable within one year (360 days) with applicable interest stated at 15%. During this same period, the Company accrued interest of $7,480 on these notes and others from Hayden Investments.

                            CORONADO INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                DECEMBER 31, 1996


SUBSEQUENT EVENTS

After June 30, 1997, the Company entered into certain material transactions which are summarized below:

ACQUISITION OF ASSETS

On July 9, 1997, the Company entered into an acquisition agreement to purchase the assets of an eye institute in the metropolitan Phoenix area which it intends to convert into the Company's first Arizona Glaucoma Institute. The Company has hired the selling doctor to become the Chief Medical Director.

FINANCING

During July 1997, the Company entered into an agreement with Fox & Company Investments, Inc. to sell up to ten units of 30,000 shares of the Company's common stock for $37,500 per unit. As a result of this offering, 252,000 shares of common stock were sold for $315,000. Under the terms of the agreement, $47,250 of this amount was paid to Fox and Company Investments, Inc. as a fee. Fox & Company Investments, Inc. entered into an agreement to use its best efforts to raise an additional $5 million for the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION.

          Registrant was a development stage company at June 30, 1997, with no revenues having been generated during that six-month period. Also, prior to November 5, 1996 Registrant had been a dormant shell company with no operations since 1994. Therefore, there is no prior year's operations of Registrant to which to compare the June 1997 quarterly or six-month operating results.

OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997

          For the quarter ended June 30, 1997 Registrant experienced a net loss from operations of $136,183. Approximately, 79% of this loss resulted from the total of the accrued of management salaries of $50,000, and $57,476 of professional fees. Until Registrant's clinic revenues or product sales commence, Registrant anticipates management will receive partial salary payments. Any accrued salaries will be paid out of future increased revenues.

          Professional fees increased by approximately $30,000 from the prior quarter because Registrant filed its annual report for the 1996 year and the quarterly report for the first quarter of 1997 in June. Also, legal fees for the litigation which was researched and filed in June (see Item 3 below) added to the professional fee expenses of the quarter. If the litigation is not resolved in the near future, the legal expenses could be substantial in the aggregate and continue for a year or longer. Also, legal expenses will be incurred in the third and fourth quarters of this year, as Registrant completes its initial private placement and commences its larger private placement, both through Fox & Company Investments, Inc. (see "Liquidity and Capital Resources" below).

          On July 8, 1997 Registrant entered into an agreement (which was closed on July 28, 1997) with Dr. Leo D. Bores for the acquisition of furniture and equipment and the lease of a building in Scottsdale, Arizona for Registrant's first glaucoma treatment clinic. Registrant paid Dr. Bores $50,000 cash and issued a promissory note in the amount of $75,000 (due in 18 months and bearing 10% interest) for the furniture and equipment and received an 18-month option to purchase the clinic building.

          Dr. Bores, an internationally known ophthalmologist who was a pioneer in the field of radialkeratotomy ("RK"), became the Medical Director of the Scottsdale clinic on August 1, 1997. Dr. Bores will be the Medical Director over all of Registrant's future medical clinics. Registrant has made an application to the Arizona Department of Health Services to commence operation of its clinic on September 1, 1997. The Department of Health Services has not yet completed its review of Registrant's application and its inspection of Registrant's facility; therefore, at this time there can be no assurances that Registrant's clinic will open on September 1, 1997. However, Registrant presently anticipates any delays to its clinic opening will be minimal in duration. Registrant will commence advertising the opening of its Scottsdale clinic in August 1997.

          Registrant's patented glaucoma treatment using Registrant's patented equipment will only be available to glaucoma patients at Registrant's treatment clinics in the near future. On an annual basis, Registrant's glaucoma clinic could be profitable from serving as few as 800 patients. Registrant believes, without assurances, that its Scottsdale glaucoma center is likely to be serving between 1,000 and 3,000 patients on an annual basis by August 31, 1998. Registrant intends to open 40 to 50 glaucoma treatment clinics throughout the United States over the next three years.

          With respect to future operations Registrant hopes to secure initial international orders for its patented Vacuum Fixation Device and patented suction rings in the second half of 1997. The profitability of these operations will be dependent upon the total number of units sold. Registrant believes, without assurances, that its gross profit margins are such that Registrant could be profitable if as few as 200 Vacuum Fixation Devices were sold during 1997. However, there can be no assurances at this time that any units will be sold in 1997.


         SIX MONTHS ENDED JUNE 30, 1997

          For the six months ended June 30, 1997 Registrant experienced a net loss from operations of $237,493. Approximately, 74% of this loss resulted from the total of the accrued of management salaries of $100,000, and $74,577 of professional fees. Until Registrant's product sales commence, Registrant anticipates management will receive minimal salary payments. Any accrued salaries will be paid out of future increased revenues. (See "Quarter Ended June 30, 1977" above for a discussion of Registrant's professional fees.)

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1997 Registrant's "Quick Ratio" (current assets to current liabilities) was approximately 1 to 11.3, due primarily to Registrant's $209,480 of accrued short-term debt and $85,556 of accrued salaries. At June 30, 1997
Registrant had borrowed a total of $202,000 and accrued $7,480 of interest expense on this debt. These loans mature in one year from the date of issuance, commencing in January 1998, and bear 15% annual interest which is due at maturity. Registrant presently believes, without assurance, the revenues and profits from its Scottsdale glaucoma clinic will be sufficient to repay these loans as they mature in 1998.

         On a short-term and long-term basis Registrant requires only minimal capital to sustain its anticipated manufacturing and marketing of its patented Vacuum Fixation Device and its patented suction rings.

         After entering into the agreement with Dr. Bores, Registrant anticipates requiring only approximately $500,000 of working capital to commence profitable operations at the Scottsdale clinic in the second half of 1997. On July 31, 1997 Registrant closed on a private placement for $315,000 of gross offering proceeds which will supply approximately one-half of the clinic's annual operating budget. This offering was underwritten by Fox & Company Investments, Inc., the largest investment banking firm in Arizona ("Fox & Co.).

         Fox and Co. has also executed an agreement with Registrant to raise an additional $5,000,000 in the second half of 1997. These funds would be used by Registrant to fully fund the Scottsdale clinic, as well as to open as many as six additional glaucoma clinics in other parts of the United States. At this time there can be no assurances that this second offering in 1997 by Registrant will be successful.

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THE STATEMENTS CONTAINED IN THIS REPORT WHICH ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD- LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, CERTAIN DELAYS BEYOND REGISTRANT'S CONTROL WITH RESPECT TO MARKET ACCEPTANCE OF NEW TECHNOLOGIES AND PRODUCTS, DELAYS IN STATE LICENSING, AND OTHER RISKS DETAILED FROM TIME TO TIME IN REGISTRANT'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          During the quarter ended June 30, 1997 Registrant filed a lawsuit in Federal district court for the District of Arizona against one of Registrant's former officers and Directors, seeking the return of approximately 139,000 shares of common stock on the basis that these shares were not earned by the shareholder. Subsequently, this lawsuit was amended to include approximately 115,000 shares presently held by two other shareholders on similar grounds. Registrant was named as defendant in two separate lawsuits by the former officer and one of the other shareholders in actions filed in Ohio and South Carolina, on grounds that Registrant had validly issued the shares to these shareholders and Registrant has no valid reason to prevent the shareholders from selling their shares at this time. These lawsuits against Registrant seek the release of the shares by Registrant, as well as actual and punitive damages. As of August 1, 1997 Registrant had entered into discussions with all defendants in the lawsuits, except the former officer, with whom Registrant expects to commence settlement discussions in the very near future.

          Registrant has had settlement discussions with the two additional shareholders described above and at this time it anticipates settling the Ohio lawsuit on favorable terms. If Registrant is not able to enter into a favorable settlement with its former officer, the Federal lawsuit and/or the South Carolina lawsuit may take a substantial amount of time and expense to resolve, with no assurance of a favorable outcome from continued litigation in this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27   Financial Data Schedule

         (b)   Reports on Form 8-K

               There were no reoprts on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           CORONADO INDUSTRIES, INC.



Date: August 13, 1997               By:  /s/ Gary R. Smith
     -----------------                 ---------------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Accounting Officer)