Form 10QSB
period 1997-09-30
CORONADO INDUSTRIES INC
filed 1997-11-13
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

               For the quarterly period ended - September 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,746,653

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                            CORONADO INDUSTRIES, INC.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                    September 30,  December 31,
                                                        1997          1996
                                                    ------------   ------------
                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash                                               $  9,699      $ 7,183
   Accounts Receivable                                  16,908           --
   Inventory                                            43,031       10,567
                                                      --------      -------
              Total current assets                      69,638       17,750
                                                      --------      -------
PROPERTY AND EQUIPMENT, net                            155,054        8,799
                                                      --------      -------
OTHER ASSETS:
   Patents                                              26,844            1
   Goodwill, net                                         6,026        8,265
                                                      --------      -------
              Total other assets                        32,870        8,266
                                                      --------      -------
TOTAL ASSETS                                          $257,562      $34,815
                                                      ========      =======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                   $ 48,117      $ 8,272
   Accrued expenses                                     11,387           --
   Accrued salaries                                    135,556       30,556
   Notes payable and accrued interest                  292,056           --
                                                      --------      -------
              Total current liabilities                487,116       48,828

LONG-TERM DEBT                                              --       10,000
                                                      --------      -------
              Total liabilities                        487,116       48,828
                                                      --------      -------
SHAREHOLDERS' DEFICIT:
   Common stock - $.001 par value;
      20,000,000 shares authorized,
      18,626,253 issued and outstanding                 18,626       18,344
   Additional paid in capital                          325,325       37,149
   Accumulated deficit during development stage       (573,505)     (69,506)
                                                      --------      -------
              Total shareholders' deficit             (229,554)     (14,013)
                                                      --------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $257,562      $34,815
                                                      ========      =======
                  See selected notes to financial statements.

                            CORONADO INDUSTRIES, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                            Nine Months Ended       Three Months Ended
                                        ------------------------ -------------------------
                                        Sept. 30,     Sept. 30,   Sept. 30,    Sept. 30,
                                          1997          1996        1997         1996
                                       (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
                                       -----------   ----------- -----------  -----------
REVENUE                                 $  26,398    $      --    $  26,398   $      --
OPERATING EXPENSES:
 Salaries:
    Officers                              150,000           --       50,000          --
    Office                                 42,350           --       37,400          --
 Payroll taxes                             15,563           --        6,986          --
 Advertising                               74,115           --       73,818          --
 Amortization                               2,239           --          937          --
 Bad debt                                      --           --           --          --
 Bank charges                                  86           --           55          --
 Business promotion                         8,000           --           --          --
 Depreciation                              13,607           --       11,645          --
 Directors Fees                                --           --           --          --
 Donations                                     60           --           --          --
 Dues and Subscriptions                       182           --          182          --
 Filing fees                                  865           --           --          --
 Insurance                                  8,966           --        2,878          --
 Maintenance and repairs                      408           --          408          --
 Meals and entertainment                      261           --          141          --
 Office                                     3,347           --        2,659          --
 Outside services                           5,111           --        2,025          --
 Postage and delivery                         793           --          312          --
 Professional fees                        124,752           --       50,175          --
 Rent                                      13,173           --        8,688          --
 Research and development                   5,000           --           --          --
 Shareholder services                      11,740           --        4,900          --
 Supplies                                   4,609           --        1,075          --
 Taxes and licenses                         3,569           --        3,419          --
 Telephone                                  4,934           --        2,217          --
 Temporary labor                            2,325           --        1,561          --
 Travel                                    18,766           --       15,900          --
 Utilities                                    967           --          967          --
 Workers' compensation                         53           --           --          --
                                       ----------   ----------   ----------  ----------
    Total operating expenses              515,841       22,901      278,348      12,829
                                       ----------   ----------   ----------  ----------
LOSS FROM OPERATIONS                     (489,443)     (22,901)    (251,950)    (12,829)
                                       ----------   ----------   ----------  ----------
OTHER INCOME AND (EXPENSES):
 Other income                                 500           --           --          --
 Interest expense                         (15,056)          --       (7,576)         --
                                       ----------   ----------   ----------  ----------
    Total other income and (expenses)     (14,556)          --       (7,576)         --
                                       ----------   ----------   ----------  ----------
NET LOSS                                 (503,999)     (22,901)    (259,526)    (12,829)
ACCUMULATED DEFICIT, beginning of period  (69,506)     (42,362)    (313,979)    (52,434)
                                       ----------   ----------   ----------  ----------
ACCUMULATED DEFICIT, end of period     $ (573,505)  $  (65,263)  $ (573,505) $  (65,263)
                                       ==========   ==========   ==========  ==========
NET LOSS PER COMMON SHARE              $    (0.03)  $    (0.00)  $    (0.01) $    (0.00)
                                       ==========   ==========   ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING    18,402,869   18,344,253   18,518,188  18,344,253

                  See selected notes to financial statements.

                            CORONADO INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                        Sept. 30,     Sept. 30,
                                                          1997          1996
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Cash paid for operating expenses                     $(403,081)    $ (19,776)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                 (159,860)           --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                267,000        21,000
   Proceeds from sale of stock                            298,457            --
                                                        ---------     ---------
Net increase in cash                                        2,516         1,224

CASH, beginning of period                                   7,183         1,403
                                                        ---------     ---------
CASH, end of period                                     $   9,699     $   2,627
                                                        =========     =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                             $(508,999)    $ (22,901)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                          2,239            --
      Depreciation                                         13,607            --
      Increase in:
        Accounts receivable                               (16,908)         (900)
        Inventory                                         (32,464)           --
        Patents                                           (26,843)           --
        Professional retainers                             (5,000)           --
      Increase (decrease) in:
        Accounts payable                                   39,845         2,532
        Accrued expenses                                   26,442          (325)
        Accrued salaries                                  105,000            --
        Directors' fees                                        --         1,818
                                                        ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                   $(403,081)    $ (19,776)
                                                        =========     =========

                  See selected notes to financial statements.

                            CORONADO INDUSTRIES, INC.

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                DECEMBER 31, 1996

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Coronado Industries, Inc. (the Company) was originally incorporated under the laws of the State of New York in December 1989 as Logical Computer services of New York, Ltd. In September 1996 the Company changed its name to Coronado Industries, Inc. The Company had limited activity for several years until November 5, 1996 when the Company acquired 100% of the assets of Ophthalmic International, L.L.C. and American Glaucoma Institute in a reverse merger.

The Company has been in the development stage since its acquisition of Ophthalmic International, L.L.C. and American Glaucoma Institute in November 1996 until September of 1997 when it opened its first clinic. Ophthalmic International owns a patented treatment for Open Angle Glaucoma. Ophthalmic International, L.L.C. has also received a patent on the method for treating Open Angle Glaucoma as well as the devices used in the treatment, including the Vacuum Fixation Device. The Company manufactures and markets the Vacuum Fixation Device and the patented suction rings to major medical supply companies and health care providers throughout the world.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month and three month periods ended September 30, 1997 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing net loss by the weighted average number of common share and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods.

                            CORONADO INDUSTRIES, INC.

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                DECEMBER 31, 1996


DEBT

During the period from January 1, 1997 through September 30, 1997, the Company received funding from Hayden Investments in the amount of $202,000 in exchange for several notes payable, each payable within one year (360 days) with applicable interest stated at 15%. On July 18, 1997, the Company issued a note in the amount of $75,000 and bearing 10% annual interest to Dr. Leo Bores, a Company employee. One-half of the principal is due on July 31, 1998 and one-half on December 31, 1998. During this same period, the Company accrued interest of $15,056 on these notes.

EQUITY

During the quarter ended September 30, 1997, the Company sold 282,000 shares of common stock at $1.25 per share, less commissions at 15% and approximately $11,000 of expenses and fees through a private placement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Prior to November 5, 1996 Registrant had been a dormant shell company with no operations since 1994. Therefore, there is no prior year's operations of Registrant to which to compare the September 1997 quarterly or nine-month operating results.

OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1997

         For the quarter ended September 30, 1997 Registrant experienced a net loss from operations of $256,950, which is an increase of $120,767 from the prior quarter. This increase resulted primarily from advertising expenses of $73,818 and $37,400 of glaucoma treatment center personnel expenses. The Registrant commenced the operation of the first glaucoma treatment center in September 1997 and the advertising and personnel expenses were incurred by the Registrant for the first time in the third quarter. The Registrant's glaucoma treatment center generated approximately $20,000 of revenue in its first month of operation, with approximately $6,600 of revenue generated from the sale of one unit of the vacuum fixation device to Europe

         Professional fees at $50,175 remained high in the third quarter because Registrant's litigation continued throughout the quarter and the legal expenses incurred in connection with the Registrant's private placement offering which started in the second quarter and continued in the third quarter. The Registrant completely settled its litigation by October 11, 1997 and legal expenses therefor will cease in the fourth quarter. However, legal expenses will be incurred in the fourth quarter of 1997 and the first quarter of 1998, as Registrant completes its initial private placement and commences its larger private placement, both through Fox & Company Investments, Inc. (see "Liquidity and Capital Resources" below)

         Registrant's patented glaucoma treatment using Registrant's patented equipment will only be available to glaucoma patients at Registrant's treatment clinics in the near future. Registrant intends to open 40 to 50 glaucoma treatment centers throughout the United States over the next three years, subject to obtaining the required financing. Registrant's treatment centers will be managed by the physicians which the Registrant will employ as medical directors and the Registrant will not have control over the advertising employed by the center or the actual medical procedures conducted by the physicians at its centers.

         With respect to future operations, Registrant hopes to secure initial international orders for its patented Vacuum Fixation Device and patented suction rings in the second half of 1997. The profitability of these operations will be dependent upon the total number of units sold. However, at this time it appears unlikely that any units will be sold in 1997.

         NINE MONTHS ENDED SEPTEMBER 30, 1997

         For the nine months ended September 30, 1997 Registrant experienced a net loss from operations of $489,443. Approximately, 71.6% of this loss resulted from the total of the accrued of management salaries of $150,000 (30.6%), advertising expenses of $74,115 (15.1%) and $129,752 of professional fees (25.9%). Until Registrant generates sufficient revenues or the Registrant obtains adequate financing, Registrant anticipates management will receive only partial salary payments. Any accrued salaries will be paid out of future increased revenues or proceeds from securities offerings. Management believes its professional expenses will decrease in the future as its securities offering are completed and it is able to hire internal accounting personnel. Advertising for the Registrant's glaucoma treatment centers will continue to be a large portion of the Registrant's quarterly expense, since this expense must be incurred in order to build the centers' patient base. (See "Quarter Ended September 30, 1997" above.)

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997 Registrant's "Quick Ratio" (current assets to current liabilities) fell to approximately 1 to 7.0 as compared to 1 to 11.3 for the prior quarter, due primarily to an increase in the Registrant's treatment center inventories and the $16,908 of accounts receivable. Current liabilities increased by $143,867, as a result of accrued salaries increasing by $50,000 and notes payable increasing by $75,000 as a result of the acquisition of the office equipment and inventories of Dr Bores in July 1997.

         At September 30, 1997 Registrant had borrowed a total of $277,000 and accrued $15,056 of interest expense on this debt. $202,000 of these loans mature in one year from the date of issuance, commencing in January 1998, and bear 15% annual interest which is due at maturity. Registrant presently believes, without assurance, the revenues and profits from its Scottsdale glaucoma treatment center will be sufficient to repay these loans as they mature in 1998. The Registrant issued a $75,000 note to Dr. Bores for the purchase of his office equipment and inventory. This note bears annual interest at 10% and one-half matures on July 31, 1998 and one-half matures on December 31, 1998.

         On a short-term and long-term basis, Registrant requires only minimal capital to sustain its anticipated manufacturing and marketing of its patented Vacuum Fixation Device and its patented suction rings.

         On October 30, 1997 Registrant closed on a private placement for $503,000 of gross offering proceeds which will supply approximately one-half of the Scottsdale treatment center's annual operating budget. This offering was underwritten by Fox & Company Investments, Inc., the largest investment banking firm in Arizona ("Fox & Co."). Fox & Co. has obtained written commitments from subscribers for an additional $807,500 of private placement proceeds, subject to collection of payment for these subscriptions on or before December 3, 1997. In addition, Fox & Co. will commence the Registrant's $5,600,000 debenture offering in November 1997. These funds would be used by Registrant to fully fund the first year budget for the Scottsdale treatment center, as well as to open as many as six additional glaucoma clinics in other parts of the United States. At this time there can be no assurances that this second offering in 1997 by Registrant will be successful or that payment on the $807,500 of uncollected bridge offering subscriptions will be made before the December 3, 1997 deadline.

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THE STATEMENTS CONTAINED IN THIS REPORT WHICH ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, CERTAIN DELAYS BEYOND REGISTRANT'S CONTROL WITH RESPECT TO MARKET ACCEPTANCE OF NEW TECHNOLOGIES AND PRODUCTS, DELAYS IN STATE LICENSING, AND OTHER RISKS DETAILED FROM TIME TO TIME IN REGISTRANT'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of October 10,  1997,  the  Company was not a party to any  material
litigation.   All  previous  litigation  has  been  resolved  to  the  Company's satisfaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               11   Earnings (Loss) Per Share

               27   Financial Data Schedule

         (b)   Reports on Form 8-K

               There was a Form 8-K filed on August 18, 1997, concerning the Company's acquisition of Dr. Bores' furniture, fixtures and inventory.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           CORONADO INDUSTRIES, INC.



Date: November 12, 1997               By: /s/ Gary R. Smith
     ------------------                 ---------------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Accounting Officer)