Form 10KSB40
period 1997-12-31
CORONADO INDUSTRIES INC
filed 1998-03-31
CIK 859365

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                 For the fiscal year ended -- December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                       Commission file number 33-33042-NY

                            CORONADO INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

          Nevada                                         22-3161629
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

16929 E.  Enterprise  Drive,  Suite 202,  Fountain  Hills,  AZ         85268
(Address of principal executive offices) (as of date of filing)     (Zip Code)

                    Issuer's telephone number (602) 837-6810

       Securities registered under Section 12(b) of the Exchange Act: NONE

      Title of each class              Name of each exchange on which registered

       Securities registered under section 12(g) of the Exchange Act: NONE

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
================================================================================

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                          Page
                                                                          ----
PART I
           Item 1.   Business Development ................................  1

           Item 2.   Description of Property .............................  6

           Item 3.   Legal Proceedings ...................................  6

           Item 4.   Submission of Matters to a Vote of Security Holders..  6

PART II
           Item 5.   Market for Registrant's Common Equity and Related
                         Stockholders Matters.............................  7

           Item 6.   Management's Discussion and Analysis or
                         Plan of Operation................................  8

           Item 7.   Financial Statements.................................  9

           Item 8.   Changes In and Disagreement with Accountants on
                         Accounting and Financial disclosure .............  9
PART III
           Item 9.   Directors, Executive Officers, Promoters and
                       Control Persons' Compliance with Section 16(a)
                       of the Exchange Act................................  10

           Item 10.  Executive Compensation ..............................  11

           Item 11.  Security Ownership of Certain Beneficial Owners
                       and Management.....................................  12

           Item 12.  Certain Relationships and Related Transactions.......  12

PART IV
           Item 13.  Exhibits, Financial Statements, Schedules and
                       Reports on Form 8-K ...............................  13

SIGNATURES................................................................  14

SUPPLEMENTAL INFORMATION AND EXHIBITS.....................................  15

                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Registrant intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Registrant's plans and expectations. The Registrant's actual results may differ materially from such statements. Although the Registrant believes that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this document. The inclusion of such forward-looking information should not be regarded as a representation by the Registrant or any other person that the future events, plans or expectations contemplated by the Registrant will be achieved.

ITEM 1(a). BUSINESS DEVELOPMENT.

INITIAL PUBLIC OFFERING

     The Registrant was incorporated under the laws of the State of New York on December 21, 1989. The effective date of the Registrant's public offering was March 13, 1990. The Registrant offered 5,000 common shares, par value $.001 each, at $4.50 per Share and 5,000 Warrant Units each Warrant Unit consisting of 8 redeemable common share purchase "A" warrants, 16 redeemable common share purchase "B" warrants and 16 redeemable common share purchase "C" warrants at $.50 per Warrant Unit.5,000 Shares and 5,000 Warrant Units were sold in the offering yielding gross proceeds of $25,000 and net proceeds of $15,000 after payment of offering expenses of $10,000. The Offering closed on May 1, 1990.For further information concerning the Registration Statement, see File No. 33-33042-NY at the Securities and Exchange Commission's Regional Office in New York City or at its principal office in Washington, D.C.

GENERAL DESCRIPTION OF INITIAL BUSINESS

     The Registrant was organized under the name, First Lloyd Funding, Inc. as a blank check company. The Registrant was not engaged in any business prior to its initial public offering. It was formed to invest in, merge, or otherwise combine with or acquire another company or other companies.

OPHTHALMIC INTERNATIONAL, L.L.C.  AND AMERICAN GLAUCOMA, INC.

     After a series of acquisitions and spin-offs from May 1990 to September 1996, on November 5, 1996 the Registrant entered into an Asset Purchase Agreement with Ophthalmic International, L.L.C. ("OI"), and American Glaucoma, a joint venture ("AG"), which provided for the purchase of the assets of OI and AG in exchange for 15,592,224 shares of the Registrant's common stock (85%) to be issued to the Registrant's current three Directors. An additional 855,000 shares were issued as finders fees to twelve entities and individuals, including

340,000 shares to Edward A. Barth (then President and a Director of the Registrant) and Barth Construction Co., Inc., 5,000 shares to Richard Campanalie (then a Registrant Director) and 20,000 shares to Richard Hooper (then a Registrant Director). See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The assets of OI transferred to the Registrant were a patent pending and other proprietary information concerning equipment and a process for the treatment of open angle glaucoma. The assets of AG transferred to the Registrant were the concept and a business plan for forty glaucoma treatment centers in the United States. However, a provision in the Asset Purchase Agreement allowed OI to rescind the transaction and receive the patent rights and other proprietary rights back from the Registrant in the event OI discovered within one year after the date of the Asset Purchase Agreement that the Registrant breached one of its representations or warranties in that agreement. OI waived this right of rescission in July 1997.

ITEM 1(b). BUSINESS OF ISSUER

OVERVIEW

     The Registrant is a holding company and all business operations are conducted through its two wholly-owned subsidiaries. The Registrant, through its Ophthalmic International, Inc. subsidiary, will manufacture and market a vacuum fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma. American Glaucoma, Inc. ("AGI"), the Registrant's other subsidiary, operates a glaucoma treatment center in Scottsdale, Arizona and intends to open up to 40 similar treatment centers in the United States.

     In the United States, glaucoma is the second leading cause of blindness affecting approximately 7,500,000 persons. Of those, about 60,000 are legally blind. Glaucoma affects approximately three percent of the world's population, with certain ethnic populations having a higher occurrence rate. If detected and treated early, glaucoma need not cause blindness or even severe vision loss. While there is no cure for glaucoma, the Registrant believes that its patented device and process provide an effective treatment for afflicted persons and that a significant global market for its patented process, equipment and rings currently exists.

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

THE VACUUM FIXATION DEVICE

     After four years of ongoing studies involving Dr. John T. LiVecchi, M.D., F.A.C.S., Assistant Clinical Professor of Ophthalmology, Allegheny University and Dr. Guillermo Avolos, Professor of Ophthalmology, University of Guadalajara, Mexico, it was determined that a 2 minute treatment with Ophthalmic International's "vacuum fixation device and patented design suction ring" temporarily reduced I.O.P. in the treatment of Open angle Glaucoma by approximately 6 Hg for an average of three months at which time the treatment can be repeated with no serious side effects. This I.O.P. lowering is achieved when the external suction device is applied over the perilimbal area for a specified time. With this treatment the Registrant believes that there are no harmful side effects, like those associated with eye drop treatments. In addition, the following patent entitled "Open Angle Glaucoma Treatment Apparatus and Method" has been approved and is believed to allow the Registrant to achieve a significant market advantage over competitors.

     The Registrant's treatment is a "Non-Invasive Procedure" and the Registrant believes the procedure has no harmful side effects, like those associated with eye drops. The test results thus far have indicated an average drop of I.O.P. per procedure was 6 mm Hg and 73% of all eyes treated maintained an I.O.P. lowering effect (without additional traditional treatment) after 8 months.

     Dr. John LiVecchi, a Registrant Director, and Dr. Leo Bores, the Registrant's Medical Director, have been asked to address to different medical conventions of ophthalmologists in March and April 1998 concerning the results of the studies of Registrant's procedure and equipment. These presentations to the ultimate end-users of Registrant's products serve to educate the industry about the Registrant's products and their efficacy.

     Registrant's subsidiary, Ophthalmic International, Inc., intends to manufacture and sell the vacuum equipment, the patented rings and the process in the United States and abroad, primarily through distributors who will be assigned specific geographical territories, on the basis of continents or countries. Ophthalmic International entered into a confidentiality agreement with Alcon Co. in March, 1997 as the first step in negotiating for Alcon to become a distributor. The Registrant expects Ophthalmic International to enter into confidentiality agreements with one or more additional potential distributors and to commence negotiations for exclusive worldwide distribution rights within the next 30 days. These negotiations may not be completed and definitive agreements executed until one or more independent studies are completed.

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

THE TREATMENT CENTERS

     Registrant's subsidiary, American Glaucoma, Inc., opened its first glaucoma treatment center in Scottsdale, Arizona in September 1997. Registrant estimates that there are approximately 62,000 glaucoma patients in the Phoenix area, based upon a three percent general population occurrence of the condition. Based upon an estimated start-up cost and first year budget of $600,000 for the Scottsdale Center, Registrant estimates that it would have to treat approximately 1,000 patients for an annual clinic fee of $1,200 to break-even on these initial expenditures, assuming a 50% net income margin (of which there is no assurance).

     During the fourth quarter of 1997 the Registrant's Scottsdale Center generated approximately $65,000 of gross revenues. The Registrant believes that its advertising campaign and the resulting patient treatment at the Scottsdale Center have indicated that the Registrant's products and glaucoma treatment centers will be widely accepted by the general glaucoma public in the near future.

     The Registrant is hopeful of opening two additional treatment centers in during 1998, subject to adequate funding. These initial two centers are currently planned for the Sun Belt areas, such as Florida. The Registrant has initiated discussions with certain practicing ophthalmologists in these states, concerning their possible participation in the Registrant's future treatment centers. On the basis of these discussions, the Registrant believes it will be able to recruit practicing ophthalmologists as the medical directors of its future treatment centers. However, the Registrant has not entered into any agreement or reached any arrangement with any physician at this time. The Registrant anticipates that its advertising and telemarketing techniques initiated and refined at the Registrant's Scottsdale Center will enable the Registrant's additional treatment centers to reach profitability in a shorter time period than the Scottsdale Center.

     Dr. Leo Bores, currently the Medical Director of the Registrant's Scottsdale Center, will become the Supervising Medical Director of all of the Registrant's future treatment centers at such time as the Registrant has opened two or more additional centers.

PATENT

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

     The Registrant intends to follow a policy of aggressively pursuing claims of infringement on its patent and the Registrant does not believe its patent, or product or services infringe on the rights of any other person.

COMPETITION

     The medical device and service industries are highly competitive. The Registrant's patented device and treatment process are and will be in competition with established and future treatment procedures and products. The Registrant's treatment centers will compete directly with other medical care providers. The future sale of the Registrant's products to ophthalmologists, optometrists, medical clinics and hospitals may meet substantial resistance from distributors and potential customers, particularly until the FDA product label is changed and the insurance /Medicare billing codes are established.
Ophthalmologists not employed by the Registrant are likely to discount the benefits of the Registrant's products to their patients from fear of losing patients to the Registrant's treatment centers, even though the clinical results of the Registrant's products have been presented at ophthalmic conventions in the United States for over two years. Further, the Registrant will need to establish the economic benefit of its products to the satisfaction of health maintenance organizations ("HMO") before the Registrant's glaucoma treatment centers receive patient treatment referrals from HMOs. Today HMOs are responsible for the medical treatment of a substantial percentage of the population of the United States.

GOVERNMENTAL REGULATION

     Presently the Registrant believes it may sell and distribute its "vacuum fixation device" in the Untied States pursuant to a Section 510(k) exemption of the Untied States Food and Drug Administration (the "FDA"). The Registrant registered with the FDA as a manufacturer and distributor of a Section 510(k) product in April 1996. The Registrant anticipates that it will apply to the FDA to change the label on the equipment from a "vacuum fixation device" to a "glaucoma treatment device." The first step in this FDA re-labeling process is the completion of independent studies of the product's performance and safety. Registrant is currently in discussion with several other universities and medical study centers concerning the commencement of additional studies on the Registrant's product and process under its 1994 investigational device exemption study. There is no assurance as to when any study will be completed or that the results of any study will be beneficial to the Registrant's FDA process. Likewise, there can be no assurance when, if ever, the Registrant's equipment will be re-labeled as a "glaucoma treatment device" by the FDA.

     In May 1996 the FDA advised eye care professionals that physician decisions to conduct procedures which are outside the FDA approved labeling on equipment are considered the practice of medicine and, as such, are outside the FDA's jurisdiction. At the same time the United States Federal Trade Commission advised that physicians should not advertise the possible use of medical devices beyond the limits approved by the FDA. Presently the Registrant does not, and will not in the future until proper approval is obtained, advertise the use of its equipment as a glaucoma treatment device.

     In July 1997 the Registrant's Scottsdale treatment center registered with the State of Arizona Department of Health Services as a "health care treatment institution" and the Registrant anticipates that all of its treatment centers will be required to register in the various states in which they will be located. The Registrant is unable to predict at this time the exact amount of time and expense which will be needed to register as a health care provider in each state in which the Registrant may wish to open a glaucoma treatment center. There is no assurance that the Registrant will be able to register as a health care provider in each state of the Registrant's choice.

EMPLOYEES

     In addition to its two officers, the Registrant employs one person full-time at the corporate headquarters. The Registrant presently employs its Medical Director, Dr. Leo Bores, and 4 full-time medical and clerical personnel at its Scottsdale glaucoma treatment center. The Registrant anticipates hiring additional administrative and marketing personnel upon the opening of additional treatment centers, in addition to medical personnel at the centers.

ITEM 2. DESCRIPTION OF PROPERTY.

     During calendar year 1997, the  Registrant's  offices were located at 16929
E. Enterprise Drive, Suite 202, Fountain Hills, AZ 85268, where Registrant is currently leasing approximately 1,600 square feet of space from a third party landlord. Registrant is paying approximately $1,000 per month, including utilities, in rent for this space on a five-year lease. Registrant presently believes this space is adequate to satisfy Registrant's current needs. However, Registrant will need to obtain additional space in order to hire additional people at the corporate level.

     On July 28, 1997 the Registrant executed a lease with Dr. Leo Bores, the Registrant's Medical Director, for a 4,200 square foot medical facility located at 8049 N. 85th Way, Scottsdale, Arizona. This facility is the site of the Registrant's first treatment center. The monthly lease rate on this facility is $3,500. The Registrant has a two-year option to purchase this building for the sum of $400,000 cash. The Registrant believes this facility is adequate to serve up to 60 glaucoma patients per day.

ITEM 3. LEGAL PROCEEDINGS.

     There were no legal proceedings involving the Registrant pending or threatened at December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During calendar year 1997 no matters were submitted to a vote of the Registrant's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Market Information. The principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter market. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 1996 and 1997, by fiscal quarter, and for the first quarter of 1998.
                                                              Low         High
                                                              ---         ----
January 1, 1996 -- March 31, 1996                                0            0
April 1, 1996 -- June 30, 1996 (reflecting 5:1 reverse split)    0            0
July 1, 1996 -- September 30, 1996                               0            0
October 1, 1996 -- December 31, 1996                         $1.50        $9.75
January 1, 1997 -- March 31, 1997                            $3.00        $6.75
April 1, 1997 - June 30, 1997                                $2.50        $5.94
July 1, 1997 - September 30, 1997                            $1.94        $4.38
October 1, 1997 - December 31, 1997                          $1.00        $2.75
January 1, 1998 - March 27, 1998                             $0.63        $3.09

     Holders. The Registrant has approximately 310 stockholders of record including nominee firms for securities dealers.

     Dividends. The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

     Warrants. During calendar year 1997 the Registrant issued a total of 568,400 common stock purchase warrants to the underwriter of its 1997 private placement and its representatives. Through March 20, 1998, Registrant had issued a total of 819,824 warrants to the underwriter of its 1998 private placement and its representatives. All of these warrants have the same following terms: exercise price of $2.00 per share through December 31, 1998 and then $2.50 per share through December 31, 2000 when they expire. These warrants enjoy "piggy-back" registration rights with respect to certain future registration statements of Registrant and "demand" registration rights one year after the final offering closing dates which occurred in February and March 1998, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Operations. Registrant was a development stage company at year-end December 31, 1996, with no revenues having been generated during the year. Therefore, there is no comparable prior year's operations to which to compare the 1997 annual operating results.

     For the year ended December 31, 1997 Registrant experienced a net loss from operations of $810,806, which was comprised of a net loss from Registrant's treatment center operation of $243,629 and its general and administrative expenses incurred at the corporate level of $567,177. 68.7% of Registrant's corporate expenses consisted of officers salaries of $200,000 (35.3%) and professional expenses of $189,228 (33.4%). Registrant expects its professional expenses to remain at a high level as a result of its continued attempts to obtain financing in 1998 for two additional treatment centers, as well as incurring the legal costs of acquiring and opening additional treatment centers. See "Liquidity and Capital Resources" below.

     During the four months in which Registrant's Scottsdale treatment center was receiving patients, the center generated $26,107 of revenues. During the first quarter of 1998 the revenues of the center were substantially higher on a monthly basis than in 1997. Registrant currently expects the Scottsdale treatment center to be profitable in the second half of 1998, if not sooner. Since the Registrant incurred advertising and personnel expenses during the month preceding the opening of its treatment center, Registrant's center expenses of $269,736 represented five months of costs. 79.0% of the center's expenses were represented by advertising costs of $120,300 (44.5%) and personnel salaries of $93,072 (34.5%). Registrant expects the treatment center's personnel costs to remain fairly constant during 1998, and perhaps increase in the second half of the year as increased patients require additional personnel. Registrant expects its advertising costs of the Scottsdale center to decrease substantially in 1998, because the initial advertising expenses will not be required in 1998 and Registrant has sufficient capital on hand in 1998 to pay for advertising in advance, which should result in a substantial discount.

     Liquidity and Capital Resources. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing and marketing of the patented Vacuum Fixation Device and the patented suction rings, because of Registrant's current inventory levels and the low cost of marketing these patented products. However, on a short-term basis Registrant requires approximately $800,000 to $1,000,000 to adequately fund the first year's operation of any additional glaucoma treatment centers. Registrant is presently planning to conduct another private placement of its securities or secure debt financing in 1998 to secure financing for one or more treatment centers. However, at this time Registrant has received no commitments from any source to provide such financing. On a long-term basis, Registrant anticipates, without assurances, that its initial glaucoma treatment centers will be sufficiently profitable to permit additional glaucoma treatment centers to be funded during subsequent years from a combination of internal and external sources.

     During the second half of 1997 the Registrant received a total of $710,500 of proceeds from a private placement of its securities. These funds were used primarily to purchase and open the Scottsdale treatment center and to pay various professional expenses.

     During the first quarter of 1998 Registrant received a total of $834,544 from two private placement offerings of its securities. Registrant expects these funds, along with the future profitably of the Scottsdale treatment center, will provide financial stability for the Registrant's current operations throughout 1998.

     In December 1996 through April 1997 Registrant issued a series of promissory notes to a third party aggregating $220,000 at year end, all payable on one year after issuance and bearing 15% annual interest. These notes and accrued interest thereon were repaid in full on March 19, 1998.

ITEM 7. FINANCIAL STATEMENTS.

     See Financial Statements starting on page F-1 for this information.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 21, 1996, Registrant's prior certifying accountant, Hobe & Lucas of Independence, Ohio, issued an opinion on the consolidated financial statements of Logical Computer Services of New York, Ltd., a New York corporation and a predecessor corporation, in conjunction with the issuance of the Registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. The opinion stated that the accompanying consolidated financial statements for the fiscal years ended December 31, 1995 and 1994 were prepared assuming that the Registrant would continue as a going concern. The letter referred to disclosures in Note 8 of the financial statements that the Registrant had incurred net losses during the years ended December 31, 1995 and 1994, respectively, which, along with other conditions, raised substantial doubt about the Registrant's ability to continue as a going concern. The opinion additionally stated that the financial statements did not include any adjustments that might result from the outcome of these uncertainties. Note 8 to those financial statements disclosed that in order to meet the Registrant's current debt, additional working capital would be required and that as of the date of the report the Registrant had not raised sufficient funds to meet its needs. Registrant is unaware of any disagreements with Hobe & Lucas that existed at any time.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Registrant as of December 31, 1997 were as follows:

         Name and Address                          Position
         ----------------                          --------
   Gary R. Smith                              Director, President and Treasurer
   16929 E.  Enterprise Drive Suite 202
   Fountain Hills, AZ 85268

   G. Richard Smith                           Director, Chairman and Secretary
   16929 E.  Enterprise Drive Suite 202
   Fountain Hills, AZ 85268

   John T. LiVecchi                           Director
   16929 E.  Enterprise Drive Suite 202
   Fountain Hills, AZ 85268

     The Registrant presently has two vacancies on its Board of Directors.

     Gary R. Smith, age 54, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was conditionally transferred to the Registrant. From 1987 to June, 1995 Gary R. Smith was Co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

     G. Richard Smith, age 50, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was conditionally transferred to the Registrant. From 1987 to June, 1995 G. Richard Smith was Co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

     John T. LiVecchi, age 50, has been a Director of the Registrant since December 16, 1996. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to present Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant's other Directors.

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

KEY EMPLOYEE

     Dr. Leo Bores, as the Medical Director of the Registrant's Scottsdale glaucoma treatment center and the Supervising Medical Director of the future centers, is a key employee of the Registrant. Dr. Bores received a B.S. degree in Biochemistry and Biology in 1958 from Wayne State University. Dr. Bores received his degree from the Wayne State University College of Medicine in 1962 and he served his internship at Harper Hospital in Detroit, Michigan in 1962 and 1963. Dr. Bores was a resident in Ophthalmology from 1963 to 1968 and was certified by the American Board of Ophthalmology in 1969. Dr. Bores is internationally known for his contributions to the development of radial keratotomy ("RK"). In 1994, Dr. Bores received the 1st Annual Award for outstanding scientific contributions to eye microsurgery. In 1995 Dr. Bores became the 12th recipient of the Innovators in Ophthalmology Award from the American Society for Cataract and Refractive Surgery for outstanding contributions in ophthalmic surgery.

ITEM 10. EXECUTIVE COMPENSATION.

     As of December 31, 1997, there are no outstanding employment contracts. However, in December 1996 the Registrant's Board of Directors approved annual salaries of $100,000 for the Registrant's two Officers, Gary R. Smith and G. Richard Smith. During 1997 each of these officers received $37,500 of salary, with $62,500 accruing to each. As the Registrant's revenues and earnings increase in the future, the salaries of these officers may increase.

     On July 18, 1997, the Registrant executed a two-year agreement with Dr. Leo Bores, pursuant to which Dr. Bores will be paid a salary of $150,000 for the first year and $200,000 for the second year. In addition to his base salary, Dr. Bores shall receive an annual bonus equal to 5% of the net income from the Scottsdale treatment center. It is presently expected that the Registrant will execute an agreement with Dr. Bores as the Supervising Medical Director over all the Registrant's future glaucoma treatment centers.

STOCK OPTION PLAN

     The Registrant's Board of Directors is considering the adoption of a 1997 Stock Option Plan for the Company (the "Option Plan") and anticipates up to 2,000,000 shares will be reserved for issuance thereunder. The Option Plan is structured to allow the Board of Directors and a future Stock Option Committee of the Boards discretion in creating equity incentives to management, key employees and professional consultants for the purpose of assisting the Registrant in motivating and retaining appropriate talent. To date, the Option Plan has not been adopted and the Registrant has not granted any options under the Option Plan; however, it is anticipated that Dr. Bores will be granted an option for a significant number of Registrant shares.

     The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 23, 1998 there were 20,563,421 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by: (i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                    Name and Address             Amount and Nature of   Percent
Title Of Class      Beneficial Owner          Beneficial Ownership(1)   of Class
--------------      ----------------          -----------------------   --------
Common Stock  Gary R. Smith                            6,238,512         30.3%
              16929 E.  Enterprise Drive Suite 202
              Fountain Hills, AZ 85268

Common Stock  G. Richard Smith                         6,622,112         32.2%
              16929 E.  Enterprise Drive Suite 202
              Fountain Hills, AZ 85268

Common Stock  John T. LiVecchi                         2,000,000          9.7%
              16929 E.  Enterprise Drive Suite 202
              Fountain Hills, AZ 85268

Common Stock  Officers and Directors, As a             14,860,624        72.3%
              Group (3 People)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     Edward A. Barth, Richard Companalie and Richard Hooper, former directors of the Registrant, received 335,000, 5,000, and 20,000 restricted Registrant shares, respectively, as a finder's fee in the Asset Purchase Agreement. In addition, Barth Construction Co., Edward Barth's construction company, received 5,000 shares of Registrant common stock as a finder's fee in the Asset Purchase Agreement. An additional 495,000 post-split shares was issued in November, 1996 by the Registrant to former officers of the Registrant and shareholders of Android Corp. as finder's fees.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.

     Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.


                           INDEX TO EXHIBITS PROVIDED

             Financial Statements -- F-1

             Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 26, 1998 by the undersigned, thereunto authorized.

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



/s/ G. Richard Smith       Chairman, Secretary, Director   Dated: March 26, 1998
-------------------------
G. Richard Smith


/s/ Gary R. Smith          President (Chief Executive      Dated: March 26, 1998
-------------------------  Officer), Treasurer (Chief
Gary R. Smith              Accounting Officer), Director



-------------------------  Director                        Dated:
John LiVecchi

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Registrant's fiscal year ended December 31, 1998. The Registrant currently has not held its Annual Meeting of Stockholders.

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

                            CORONADO INDUSTRIES, INC.

                              FINANCIAL STATEMENTS

                               For The Years Ended
                           December 31, 1997 and 1996

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
Coronado Industries, Inc.

We have audited the accompanying balance sheet of Coronado Industries, Inc. as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. as of December 31, 1997, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            Semple & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
March 13, 1998

                            CORONADO INDUSTRIES, INC.
                                  BALANCE SHEET
                                December 31, 1997

                                     ASSETS

Current Assets:
   Cash                                                               $  65,631
   Accounts receivable, net (Notes 1 and 5)
     - trade                                                              7,809
     - other                                                              3,999
   Inventory (Note 1)                                                    43,031
   Prepaid expenses                                                     104,500
                                                                      ---------
        Total Current Assets                                            224,970

Property and Equipment, net (Notes 1 and 2)                             149,402

Other Assets:
   Intangible assets, net (Notes 1 and 3)                                36,345
                                                                      ---------
        Total Assets                                                  $ 410,717
                                                                      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable (Note 4)                                             $ 224,631
   Note payable to related party - current
     portion (Note 5)                                                    39,375
   Accounts payable                                                      76,690
   Accrued salaries                                                     153,673
   Accrued payroll taxes and other                                       22,222
                                                                      ---------
        Total Current Liabilities                                       516,591

Note payable to related party - long-term
  portion (Note 5)                                                       39,375
                                                                      ---------
        Total Liabilities                                               555,966
                                                                      ---------
Commitments: (Notes 5 and 9)                                                 --

Stockholders' Equity (Deficit): (Note 6)
   Preferred stock - $.0001 par value; 3,000,000 shares
     authorized, none issued or outstanding                                  --
   Common stock - $.001 par value; 25,000,000 shares
     authorized, 18,962,653 shares issued and outstanding                18,962
   Additional paid-in capital                                           730,622
   Accumulated deficit                                                 (894,833)
                                                                      ---------
        Total Stockholders' Equity (Deficit)                           (145,249)
                                                                      ---------
        Total Liabilities and Stockholders' Equity (Deficit)          $ 410,717
                                                                      =========
                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1997 and 1996


                                                     1997             1996
                                                     ----             ----

Patient Revenues, Net (Note 1)                   $    26,107      $        --

Cost of Patient Revenues                             269,736               --
                                                 -----------      -----------

Gross Loss                                          (243,629)              --

General and Administrative Expenses                  567,177           64,042
                                                 -----------      -----------
Loss from Operations                                (810,806)         (64,042)

Interest Expense                                     (26,381)          (1,089)

Other Income                                           7,485               --
                                                 -----------      -----------

Net Loss                                         $  (829,702)     $   (65,131)
                                                 ===========      ===========

Basic Loss per Share (Note 1)                    $      (.04)     $        --
                                                 ===========      ===========

Weighted Average Shares Outstanding               18,504,392       18,344,253
                                                 ===========      ===========



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            CORONADO INDUSTRIES, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For The Years Ended December 31, 1997 and 1996

                                                                        Total
                       Common Stock                                     Stock-
                 -------------------- Additional  Retained              Holders'
                    Shares              Paid-in   Earnings   Treasury   Equity
                 Outstanding  Amount    Capital   (Deficit)    Stock   (Deficit)
                 -----------  ------    -------   ---------    -----    -------
Balance at
  December
  31, 1995        1,885,573  $ 2,755  $ 253,737  $(298,854) $(9,425) $ (51,787)

Stock issued
  for
  services           40,000       40      1,160         --       --      1,200

One for five
  reverse
  stock
  split          (1,540,448)  (1,540)     1,540         --       --         --

Proceeds
  from sale
  of stock, net   1,511,904    1,512     74,885         --       --     76,397

Reverse merger
  with American
  Glaucoma and
  Ophthalmic     15,592,224   15,592   (293,313)   298,854       --     21,133

Retirement of
  treasury
  stock                  --     (870)    (8,555)        --    9,425         --

Stock issued
  for finders
  fee               855,000      855      7,695         --       --      8,550

Net loss                 --       --         --    (65,131)      --    (65,131)
                -----------  -------  ---------  ---------  -------  ---------
Balance at
  December
  31, 1996       18,344,253   18,344     37,149    (65,131)      --     (9,638)

Proceeds from
  sale of stock,
  net of costs
  of $138,659       568,400      568    573,523         --       --    574,091

Stock issued
  for services       50,000       50    119,950         --       --    120,000

Net loss                 --       --         --   (829,702)      --   (829,702)
                -----------  -------  ---------  ---------  -------  ---------
Balance at
  December
  31, 1997       18,962,653  $18,962  $ 730,622  $(894,833) $    --  $(145,249)
                ===========  =======  =========  =========  =======  =========
                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1997 and 1996


                                                           1997           1996
                                                           ----           ----
Cash Flows from Operating Activities:
   Cash received from customers                         $  25,783      $     --
   Cash paid to suppliers and employees                  (609,807)      (75,528)
   Interest paid                                               --        (1,089)
                                                        ---------      --------
        Net cash used by operating
          activities                                     (584,024)      (76,617)
                                                        ---------      --------
Cash Flows from Investing Activities:
   Purchase of fixed assets                               (92,935)           --
   Cash disbursements for patents                         (30,684)           --
                                                        ---------      --------
        Net cash used by investing
          activities                                     (123,619)           --
                                                        ---------      --------
Cash Flows from Financing Activities:
   Cash received from notes payable                       192,000        10,000
   Cash received from sale of stock                       574,091        76,397
   Repayment of notes payable to stockholders                  --        (4,000)
                                                        ---------      --------
        Net cash provided by financing
          activities                                      766,091        82,397
                                                        ---------      --------
Net increase in cash                                       58,448         5,780

Cash at beginning of year                                   7,183         1,403
                                                        ---------      --------
Cash at end of year                                     $  65,631      $  7,183
                                                        =========      ========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                 For The Years Ended December 31, 1997 and 1996


                                                            1997        1996
                                                            ----        ----
Reconciliation of Net Loss to Net Cash Used
  by Operating Activities:
     Net loss                                            $(829,702)   $(65,131)
                                                         ---------    --------
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                            27,332       1,766
    Amortization                                             2,605         285
    Stock issued for services                              120,000       1,200
    Interest added to principal of notes
      payable                                               26,381          --

Changes in Assets and Liabilities:
    Accounts receivable
      - trade                                               (7,809)         --
      - other                                               (3,999)         --
    Inventory                                              (32,464)         --
    Prepaid expenses                                      (104,500)         --
    Accounts payable                                        72,793     (44,265)
    Accrued salaries                                       123,117      30,556
    Accrued payroll taxes and other                         22,222      (1,028)
                                                         ---------    --------
                                                           245,678     (11,486)
                                                         ---------    --------
Net Cash Used by Operating Activities                    $(584,024)   $(76,617)
                                                         =========    ========




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

     The Company was in the development stage from its acquisition of Ophthalmic International, L.L.C. and American Glaucoma in November, 1996 through September, 1997. In September, 1997, American Glaucoma opened their first glaucoma treatment clinic in Scottsdale, Arizona. Ophthalmic International, L.L.C. has received a patent on the method for treating Open Angle Glaucoma, as well as the devices used in the treatment, including the Vacuum Fixation Device. The Company intends to manufacture and market the patented Vacuum Fixation Device and the patented suction rings to major medical supply companies and health care providers throughout the world. However, Ophthalmic International, L.L.C. has yet to generate any revenues.

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

     INVENTORIES:

     Inventories consist primarily of raw materials and are stated at the lower of cost, as determined on a first-in/first-out (FIFO) basis, or market.

                            CORONADO INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

     Office furniture and equipment          5-7 years
     Machinery and equipment                 5-7 years
     Leasehold improvements                 7-39 years

     DEFERRED INCOME TAXES:

     Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair value of the Company's note payable to related party cannot be determined due to its related party nature. The carrying value of the Company's notes payable approximates fair value and is based on rates currently available to the Company for debt with similar terms and maturities.

     LOSS PER SHARE:

     For the year ended December 31, 1996, the basic loss per share is based upon the weighted average number of shares outstanding from the time of the reverse merger, and giving retroactive effect to the one-for-five reverse stock split. For the year ended December 31, 1997, basic loss per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented, as their effect is anti-dilutive. Subsequent to December 31, 1997, the Company sold 1,580,768 additional shares of common stock through a private placement. The effect of these shares would also be anti-dilutive on the earnings per share as of December 31, 1997.

                            CORONADO INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF
     ESTIMATES: (CONTINUED)

     INTANGIBLE ASSETS:

     The Company reviews its intangible assets at least annually to evaluate potential impairment by comparing the carrying value of the intangible assets with expected future net operating cash flows from the related operations. If the expected future net operating cash flows are less than the carrying value, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the discounted expected future net operating cash flows from the related operations.

     ACCOUNTS RECEIVABLE - TRADE:

     Accounts receivable - trade represents amounts earned but not collected in connection with the performance of medical procedures.

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding. At December 31, 1997, no allowance has been provided for potentially uncollectible accounts receivable. As of December 31, 1997, third party payors would not reimburse the Company for its patented procedure. Subsequent to December 31, 1997, the Company began receiving reimbursement for current procedures performed. In management's opinion, they will not receive reimbursement for procedures performed prior to December 31, 1997, and therefore an allowance in the amount of $39,155 has been accrued and offset against revenues.

     ADVERTISING:

     Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 1997 and 1996 were $124,857 and $285, respectively.

     NEW ACCOUNTING PRONOUNCEMENTS:

     During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
     128). This pronouncement provides a different method of calculating earnings per share than required by APB 15, Earnings per Share. SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Due to the net losses for the years ended December 31, 1997 and 1996, this statement has no effect on its reported loss per share.

                            CORONADO INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF
     ESTIMATES: (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

     During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. For the years ended December 31, 1997 and 1996, the adoption of SFAS No. 129 did not have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131) is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its financial position or results of operations.

2.   PROPERTY AND EQUIPMENT:

     At December 31, 1997, property and equipment consists of the following:

     Office furniture and equipment             $ 58,433
     Machinery and equipment                     114,605
     Leasehold improvements                        5,462
                                                --------
                                                 178,500
     Less: accumulated depreciation              (29,098)
                                                --------
     Net property and equipment                 $149,402
                                                ========

     Depreciation expense was $27,332 and $1,766, respectively, for the years ended December 31, 1997 and 1996.

                            CORONADO INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.   INTANGIBLE ASSETS:

     Intangible assets consist of goodwill, which represents the excess of the cost of the combined companies over the fair value of their net assets at the date of combination, and legal costs incurred to secure patents. Goodwill and patents are being amortized ratably over five (5) and fifteen
     (15) years, respectively. Amortization expense charged to operations for the years ended December 31, 1997 and 1996 was $2,605 and $285, respectively.

4.   NOTES PAYABLE:

     At December 31, 1997, notes payable consist of the following:

     Notes payable to Hayden Investment, with interest at 15%,
     due April 30, 1998 through July 20, 1998; unsecured.            $ 224,631

     Less: current portion                                            (224,631)
                                                                     ---------
                                                                     $      --
                                                                     =========
5.   RELATED PARTY TRANSACTIONS:

     ACCOUNTS RECEIVABLE - OTHER:

     Accounts   receivable   -  other   consists  of  advances  to  a  corporate
     shareholder.   The  advances  are   non-interest   bearing  and  considered
     short-term in nature.

     NOTE PAYABLE TO RELATED PARTY:

     Note payable to Dr. Leo Bores, with interest at the
     rate of 10% per annum in two annual installments,
     due July 18, 1999; unsecured.                                   $ 78,750

     Less: current portion                                            (39,375)
                                                                     --------
                                                                     $ 39,375
                                                                     ========

     Future minimum principal payments due on the above note payable, are as follows:

            Year Ending
            December 31,            Amount
            ------------            ------
                1998               $39,375
                1999                39,375
                                   -------
                                   $78,750
                                   =======

                            CORONADO INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.   RELATED PARTY TRANSACTIONS: (CONTINUED)

     COMMITMENTS:

     The Company currently leases office space for its glaucoma treatment center in Scottsdale, Arizona from a related party under a non-cancellable operating lease agreement, which expires in July, 1999. Under the terms of the lease, the Company pays monthly rent of $3,500. The Company subleases space to lessor for one day a week at $700 per month under a cancellable sublease agreement. For the year ended December 31, 1997, rent expense, net of sublease, under the aforementioned non-cancellable operating lease agreement was $14,000.

     Future minimum payments due under the operating lease agreement, are as follows:

            Year Ending
            December 31,           Amount
            ------------           ------
                1998              $42,000
                1999               24,500
                                  -------
                                  $66,500
                                  =======

     Total minimum future payments have not been reduced by payments which may be received under a cancellable sublease.

6.   STOCKHOLDERS' EQUITY (DEFICIT):

     COMMON STOCK AND COMMON STOCK WARRANTS:

     The Company issued 568,400 shares of common stock for $574,091, net of costs of $138,659, through private offerings throughout the year ended December 31, 1997. In relation to those offerings, the Company issued a total of 568,400 common stock warrants to the underwriter and its representatives. The warrants have an exercise price of $2.00 per share through December 31, 1998, and then $2.50 per share through December 31, 2000, when they expire.

7.   INCOME TAXES:

     The net operating losses of the Company prior to the reverse merger have been substantially eliminated due to the change in ownership. As such, as of December 31, 1997, the Company has a net operating loss carryforward in the approximate amount of $730,000, available to offset federal and state taxable income primarily through December 31, 2012.

     Differences between financial reporting and income tax losses to date relates primarily to the Company's net operating loss carryforwards at December 31, 1997. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence, the Company has provided a full valuation allowance on its deferred tax asset at December 31, 1997 in the approximate amount of $280,000.

                            CORONADO INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

8.   GOING CONCERN:

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

     The primary business of the Company is to manufacture and market a patented treatment for Open Angle Glaucoma, and to operate glaucoma treatment clinics where the patented treatment procedures are performed. The first of these clinics was opened in 1997, but is not yet profitable.

     As shown in the accompanying statement of operations, the Company has incurred net losses of $829,702 and $65,131 in 1997 and 1996, respectively. Unaudited information subsequent to December 31, 1997, indicates that the losses are continuing. As of December 31, 1997, the accompanying balance sheet reflects $145,249 in net stockholders' deficit.

     The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management has secured additional funding through the sale of common stock, and is currently negotiating the marketing, distribution and manufacturing of the Company's patented treatment with potential customers.

9.   COMMITMENTS:

     The Company currently leases office space in Fountain Hills, Arizona under a non- cancellable operating lease agreement which expires in June, 2001. Under the terms of the lease, the Company pays monthly rent in the amount of $972. For the year ended December 31, 1997, rent expense under the aforementioned non-cancellable operating lease agreement was $10,411.

     Future minimum payments due under the operating lease agreement, are as follows:

                Year Ending
                December 31,            Amount
                ------------            ------
                    1998               $11,667
                    1999                11,667
                    2000                11,667
                    2001                 5,833
                                       -------
                                       $40,834
                                       =======

                            CORONADO INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

10.  NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company recognized investing, financing and operating activities that affected assets, liabilities, and equity but did not result in cash receipts or payments.

     For the year ended December 31, 1997, these non-cash activities are as follows:

          50,000 shares of common stock were issued for services valued at $120,000.

          Purchased equipment through the issuance of a note in the amount of $75,000.

     For the year ended December 31, 1996, these non-cash activities were as follows:

          Interest in the amount of $26,381 was added to the principal balance of the outstanding notes.

          The Company merged with Ophthalmic International, L.L.C. and American Glaucoma. In this merger, the Company received inventory totaling $10,567, office furniture and equipment of $10,300, machinery and equipment of $265 and patents valued at $1 in exchange for 15,592,224 shares of common stock.

          Retired 869,977 shares of treasury stock recorded at a cost of $9,425, reducing additional paid-in capital by $8,555, and common stock by $870.

          Issuance of 40,000 shares of common stock for services valued at $1,200.

          Issuance of 855,000 shares of common stock for a finders fee valued at $8,550.

11.  SUBSEQUENT EVENT:

     Subsequent to December 31, 1997, the Company issued additional shares of common stock for $701,888, net of costs. In addition, the Company issued 819,824 warrants to the offerings underwriter and its representatives.