Form 10QSB
period 1998-03-31
CORONADO INDUSTRIES INC
filed 1998-05-13
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

                  For the quarterly period ended - March 31, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,588,421

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                                                          Page
                                                                          ----
PART I
      Item 1   Financial Statements                                        1
      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                       4
PART II
      Item 1.  Legal Proceedings                                           5
      Item 2.  Changes in Securities                                      N/A
      Item 3.  Defaults Upon Senior Securities                            N/A
      Item 4.  Submission of Matter to a Vote of Security Holders         N/A
      Item 5.  Other Matters                                              N/A
      Item 6.  Exhibits and Reports on Form 8-K                            5

SIGNATURES                                                                 6

                            CORONADO INDUSTRIES, INC.
                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                      March 31,     December 31,
                                                        1998           1997
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash                                             $  210,193      $  65,631
   Accounts Receivable, net
     -Trade                                             77,201          7,809
     -Other                                              3,999          3,999
   Inventory                                            43,031         43,031
   Prepaid Expenses                                     50,750        104,500
                                                    ----------      ---------
        Total Current Assets                           385,174        224,970

Property and Equipment, net                            142,744        149,402

Other Assets:
   Intangible Assets                                    35,469         36,345
                                                    ----------      ---------
        Total Assets                                $  563,387      $ 410,717
                                                    ==========      =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Notes Payable (Note 4)                           $   25,469      $ 224,631
   Note Payable to Related Party -
      Current Portion                                   37,500         39,375
   Accounts Payable                                     26,595         76,690
   Accrued Salaries                                    100,000        153,673
   Accrued Payroll Taxes                                 9,829         22,222
                                                    ----------      ---------
        Total Current Liabilities                   $  199,393      $ 516,591

Long-term Debt                                          37,500         39,375
                                                    ----------      ---------
        Total Liabilities                              236,893        555,966
                                                    ----------      ---------
Shareholders' Deficit:
   Preferred Stock                                           0              0
   Common Stock - $.001 par value;
    25,000,000 shares authorized, 20,588,421
    shares outstanding at March 31, 1998;
    18,962,653 outstanding at December 31, 1997         20,589         18,962
   Additional Paid-in Capital                        1,462,967        730,622
   Accumulated Deficit                              (1,157,062)      (894,833)
                                                    ----------      ---------
        Total Stockholders' Equity (Deficit)           326,494       (145,249)
                                                    ----------      ---------
Total Liabilities And Stockholders'
   Equity (Deficit)                                 $  563,387      $ 410,717
                                                    ==========      =========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                    March 31,       March 31
                                                      1998            1997
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------
Revenue                                            $    99,117     $        --

Cost of Patient Revenues                               131,958              --
                                                   -----------      ----------
Gross Loss                                             (32,841)             --

General and Administrative Expenses                    218,443         101,310
                                                   -----------      ----------
Loss from Operations                                  (251,284)       (101,310)

Interest Expense                                       (11,011)         (1,166)

Other Income                                                66             500
                                                   -----------     -----------

Net Loss                                              (262,229)       (101,976)
                                                   ===========     ===========

Basic Loss per Share                               $      (0.1)    $      (0.1)
                                                   ===========     ===========

Weighted Average Shares Outstanding                 19,203,814      18,344,253
                                                   ===========     ===========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                       March 31,      March 31
                                                         1998           1997
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Cash paid for operating expenses                   $(365,613)      $(6,624)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                (11,743)           --

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                              25,000         8,000
   Proceeds from stock sale                             721,549            --
   Repayment of debt                                   (224,631)           --
                                                      ---------       -------
NET INCREASE IN CASH                                    144,562         1,376

CASH, beginning period                                   65,631         1,403
                                                      ---------       -------
CASH, end of period                                   $ 210,193       $ 2,779
                                                      =========       =======
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                           $(262,229)      $  (199)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                       18,402            --
      Amortization                                          875            --
      Interest                                            5,469            --
      Increase in:
        Accounts receivable                             (69,392)         (900)
        Inventory                                            --            --
        Patents                                              --            --
        Professional retainers                               --            --
      Increase (decrease) in:
        Accounts payable                                (50,095)       (5,700)
        Accrued salaries                                (50,000)           --
        Accrued expenses                                     --           175
        Accrued payroll taxes                           (12,393)           --
        Prepaid expenses                                 53,750            --
                                                      ---------       -------
NET CASH USED IN OPERATING ACTIVITIES                 $(365,613)      $(6,624)
                                                      =========       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     OPERATIONS. Registrant was a development stage company through the quarter ended September 30, 1997, with no revenues having been generated. Also, prior to November 5, 1996 Registrant had been a dormant shell company with no operations since 1994. Therefore, there is no comparable prior year's operations to which to compare the first quarter 1998 operating results.

     For the quarter ended March 30, 1998 Registrant experienced a net loss from operations of $251,284, which was comprised of a net loss from Registrant's treatment center operation of $32,841 and its general and administrative expenses incurred at the corporate level of $218,443. 73.8% of Registrant's corporate expenses consisted of officers salaries of $50,000 (22.8%), professional expenses of $40,477 (18.5%) and shareholder services and media promotion of $70,941 (32.5%). Registrant expects its professional expenses to remain at a high level as a result of its continued attempts to obtain financing in 1998 for two additional treatment centers, as well as incurring the legal costs of acquiring and opening additional treatment centers. Registrant expects no change in its officers salaries in the remainder of 1998. Since most of Registrant's shareholder services expenses are paid with Registrant's stock and not cash, Registrant's shareholder services expenses are likely to remain high for the remainder of 1998.

     During the first quarter of 1998 Registrant's Scottsdale treatment center generated $99,177 of gross revenues. Included in these revenues are prior quarters billings for PNT which were rebilled to Medicare in the first quarter, because Medicare began to pay for the PNT procedure. It is not currently known whether Medicare will pay Registrant for these previous billings or whether Medicare will continue to pay for the PNT procedure in the future. Registrant currently expects the Scottsdale treatment center to be profitable in the second half of 1998. 92.9% of the center's expenses were represented by advertising costs of $32,327 (24.5%) and personnel salaries of $90,246 (68.4%). Registrant expects the treatment center's personnel costs to remain fairly constant during 1998, and perhaps increase in the second half of the year as increased patients usage requires additional personnel. Registrant expects its 1998 advertising costs for the Scottsdale center to remain comparable to that spent in the first quarter of 1998.

     LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented Vacuum Fixation Device and the patented suction rings, because of Registrant's current inventory levels. However, on a short-term basis Registrant requires approximately $600,000 to $800,000 to adequately fund the first year's operation of any additional glaucoma treatment centers. Registrant is presently planning to conduct another private placement of its securities or secure debt financing in 1998 to secure financing for one or more treatment centers. However, at this time Registrant has received no commitments from any source to provide such financing. On a long-term basis, Registrant anticipates, without assurances, that its initial glaucoma treatment centers will be sufficiently profitable to permit additional glaucoma treatment centers and product marketing to be funded during subsequent years from a combination of internal and external sources.

     During the first quarter of 1998 Registrant received a total of $834,544 from two private placement offerings of its securities. Registrant expects these funds, along with the future profitably of the Scottsdale treatment center, will provide financial stability for the Registrant's current operations throughout 1998.

     In December 1996 through April 1997 Registrant issued a series of promissory notes to a third party aggregating $220,000, all payable one year after issuance and bearing 15% annual interest. These notes and accrued interest were repaid in full in March 1998.

     In February 1998 Registrant issued a $25,000 convertible promissory note which bears 15% interest. The interest on this note ceased on March 30, 1998 when Registrant offered to repay this note and the holder indicated a possibility of converting into equity. 5,000 shares of Registrant's common stock were issued to the holder in February 1998 as additional interest on this note.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no legal proceedings instituted by or against the Registrant during the quarter ending March 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K
            There were no Reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           CORONADO INDUSTRIES, INC.


Date: May 12, 1998                 By: /s/ Gary R. Smith
     -----------------                 ------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Accounting Officer)