Form 10QSB
period 1998-06-30
CORONADO INDUSTRIES INC
filed 1998-08-12
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

                  For the quarterly period ended - June 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,583,842

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                                                          Page
                                                                          ----
PART I
      Item 1   Financial Statements                                        1

      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                       8
PART II
      Item 1.  Legal Proceedings                                          10

      Item 2.  Changes in Securities                                      N/A

      Item 3.  Defaults Upon Senior Securities                            N/A

      Item 4.  Submission of Matter to a Vote of Security Holders         N/A

      Item 5.  Other Matters                                              N/A

      Item 6.  Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                11

                            CORONADO INDUSTRIES, INC.
                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                                       June 30,     December 31,
                                                        1998           1997
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash                                             $  509,265      $  65,631
   Accounts Receivable, net
     -Trade                                             95,292          7,809
     -Other                                              3,999          3,999
   Inventory                                            43,031         43,031
   Prepaid Expenses                                     55,000        104,500
                                                    ----------      ---------
        Total Current Assets                           706,587        224,970

Property and Equipment, net                            138,186        149,402

Other Assets:
   Intangible Assets                                    34,593         36,345
                                                    ----------      ---------
        Total Assets                                $  879,366      $ 410,717
                                                    ==========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Notes Payable                                    $        0      $ 224,631
   Note Payable to Related Party -
      Current Portion                                   75,000         39,375
   Accounts Payable                                     14,906         76,690
   Accrued Salaries                                    130,000        153,673
   Accrued Payroll Taxes                                11,825         22,222
                                                    ----------      ---------
        Total Current Liabilities                   $  231,731      $ 516,591

Long-term Debt                                               0         39,375
                                                    ----------      ---------
        Total Liabilities                              231,731        555,966
                                                    ----------      ---------
Stockholders' Equity (Deficit):
   Preferred Stock                                           0              0
   Common Stock - $.001 par value;
    25,000,000 shares authorized, 21,583,842
    shares outstanding at June 30, 1998;
    18,962,653 outstanding at December 31, 1997         21,584         18,962
   Additional Paid-in Capital                        2,169,586        730,622
   Accumulated Deficit                              (1,543,535)      (894,833)
                                                    ----------      ---------
        Total Stockholders' Equity (Deficit)           647,635       (145,249)
                                                    ----------      ---------
Total Liabilities And Stockholders'
   Equity (Deficit)                                 $  879,366      $ 410,717
                                                    ==========      =========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)


                                   Six Months                 Three Months
                           ------------------------   -------------------------
                               1998         1997         1998          1997
                               ----         ----         ----          ----
Revenues                   $   179,767   $       --   $    80,650   $        --

Cost of Patient Revenues       256,790           --       124,832            --
                           -----------   ----------   -----------   -----------
Gross Loss                      77,023           --        44,182            --

General and Administrative
 Expenses                      559,573      237,493       341,130       136,183
                           -----------   ----------   -----------   -----------
Loss from Operations          (636,596)    (237,493)     (385,312)     (136,183)

Interest Expense               (12,172)      (7,480)       (1,161)       (6,314)

Other Income                        66          500            --            --
                           -----------  -----------   -----------   -----------

Net Loss                      (648,702)    (244,473)     (386,473)     (142,497)
                           ===========  ===========   ===========   ===========

Basic Loss per Share       $      (0.3) $      (.01)  $      (0.2)  $      (.01)
                           ===========  ===========   ===========   ===========

Weighted Average Shares
 Outstanding                19,979,061   18,344,253    20,754,324    18,344,253
                           ===========  ===========   ===========   ===========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                       June 30,       June 30,
                                                         1998           1997
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Cash paid for operating expenses                 $(215,898)        $(114,897)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment               (2,175)           (8,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                 0           100,000
   Repayment of debt                                  (20,058)               --
   Proceeds from stock sale                           537,203                --
                                                    ---------         ---------
NET INCREASE (DECREASE) IN CASH                       299,072           (23,411)

CASH, beginning of period                             210,193            26,054
                                                    ---------         ---------

CASH, end of period                                 $ 509,265         $   2,643
                                                    =========         =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                         $(386,473)        $(142,497)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                       876                732
      Depreciation                                     6,733                977
      Stock issued for services                      165,000                 --
      Increase in:
        Accounts receivable                          (18,091)                --
        Inventory                                         --            (11,932)
        Patents                                           --            (18,841)
        Professional retainers                            --             (2,000)
        Prepaid expenses                              (4,250)               --
      Increase (decrease) in:
        Accounts payable                             (11,689)            29,525
        Accrued salaries                              30,000             19,000
        Accrued expenses                                  --              6,314
        Accrued payroll taxes                          1,996              3,825
                                                   ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES              $(215,898)         $(114,897)
                                                   =========          =========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                       June 30,       June 30,
                                                         1998           1997
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Cash paid for operating expenses                $ (580,652)        $(187,826)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment              (13,919)           (8,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                            25,000           192,000
   Repayment of debt                                 (245,470)               --
   Proceeds from stock sales                        1,258,675                --
                                                   ----------         ---------
NET INCREASE (DECREASE) IN CASH                       443,634            (4,540)

CASH, beginning of period                              65,631             7,183
                                                   ----------         ---------

CASH, end of period                                $  509,265         $   2,643
                                                   ==========         =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                        $ (648,702)        $(244,473)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                     1,752             1,302
      Depreciation                                    25,135             1,962
      Stock issued for services                      175,000                --
      Increase in:
        Accounts receivable                          (87,483)               --
        Inventory                                         --           (17,197)
        Patents                                           --           (26,841)
        Professional retainers                            --            (5,000)
        Prepaid expenses                              49,500                --
      Increase (decrease) in:
        Accounts payable                             (61,784)           31,916
        Accrued salaries                             (23,673)           55,000
        Accrued expenses                                  --             7,480
        Accrued payroll taxes                        (10,397)            8,025
                                                  ----------         ---------
NET CASH USED IN OPERATING ACTIVITIES             $ (580,652)        $(187,826)
                                                  ==========         =========

                            CORONADO INDUSTRIES, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  For The Six Month Period Ended June 30, 1998

                                                                        Total
                   Common Stock                                         Stock-
               -------------------  Additional    Retained              Holders'
                  Shares             Paid-in      Earnings   Treasury   Equity
               Outstanding  Amount   Capital      (Deficit)    Stock   (Deficit)
               -----------  ------   -------      ---------    -----    -------
Balance at
 December
 31, 1997      18,962,653  $18,962  $  730,622  $  (894,833)  $  --   $(145,249)

Stock issued
 for services     145,000      145     197,355           --      --     197,500

Proceeds
 from sale
 of stock, net  2,465,367    2,466   1,236,209           --      --   1,238,675

Conversion of
 debt              10,822       11       5,400           --      --       5,411

Net loss               --       --          --     (648,702)     --    (648,702)
               ----------  -------  ----------    ---------   -----   ---------
Balance at
 June
 30, 1998      21,583,842   21,584   2,169,586   (1,543,535)     --     647,635
               ==========  =======  ==========  ===========   =====   =========

                           Coronado Industries, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholder's equity of Coronado Industries, Inc., and its wholly-owned subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

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

2. NOTES PAYABLE:

At December 31, 1997, notes payable consist of the following:

   Notes payable to Hayden Investment, with interest at 15%,
   due April 30, 1998 through July 20, 1998; unsecured.          $  224,631

   Less: current portion                                           (224,631)
                                                                 ----------
                                                                 $       --
                                                                 ==========

                           CORONADO INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


This debt was repaid in full in March 1998.

In February 1998 the Company issued a $25,000 convertible promissory note which bore a 15% annual interest rate. This note was repaid in May 1998 with $20,000 in cash and $5,000 in principal and $411 accrued interest in common stock. 5,000 additional shares were issued in February 1998 as additional interest.

At June 30, 1998, notes payable to a related party consist of the following:

Notes payable to Dr. Leo Bores, with 10% annual interest,
$37,500 principal due on July 18, 1998 and remaining
principal on January 18, 1998; unsecured.                        $75,000

Less: current portion                                             75,000
                                                                 -------
                                                                 $    --
                                                                 =======
3.  STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK AND COMMON STOCK WARRANTS:

The Company issued 568,400 shares of common stock for $574,091, net of costs of $138,659, through private offerings throughout the year ended December 31, 1997. During the six-month period ended June 30, 1998 the Company issued 2,465,367 shares of common stock for net offering proceeds of $1,238,675. In relation to those offerings, the Company issued a total of 1,681,123 common stock warrants to the underwriter and its representatives. The warrants have an exercise price of $2.00 per share through December 31, 1998, and then $2.50 per share through December 31, 2000, when they expire.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


     OPERATIONS. Registrant was a development stage company through the quarter ended September 30, 1997, with no revenues having been generated. Also, prior to November 5, 1996 Registrant had been a dormant shell company with no operations since 1994. Therefore, there is no comparable prior year's operations to which to compare the second quarter 1998 and six month operating results.

THREE MONTHS

     For the quarter ended June 30, 1998 Registrant experienced a net loss from operations of $385,312, which was comprised of a net loss from Registrant's Scottsdale treatment center of $44,182 and its general and administrative expenses incurred at the corporate level of $341,130. The Registrant's corporate expenses increased by $122,687 (56.2%) during the second quarter over the first quarter of 1998, primarily as a result of $101,994 increase in shareholder services and media promotion expenses and a $14,991 increase in professional expenses during the second quarter. 81.7% of Registrant's corporate expenses consisted of officers salaries of $50,000 (14.7%), professional expenses of $55,468 (16.3%) and shareholder services and media promotion of $172,935 (50.7%). Registrant expects its professional expenses to remain at a high level as a result of its continued attempts to obtain financing in 1998 for one additional treatment center, as well as incurring the continuing costs of its FDA application. Registrant expects no change in its officers salaries in the remainder of 1998. Since most of Registrant's shareholder services expenses are paid with Registrant's stock and not cash, Registrant's shareholder services expenses are likely to remain high for the remainder of 1998.

     During the second quarter of 1998 Registrant's Scottsdale treatment center generated $80,650 of gross revenues. Included in these revenues are billings for PNT because Medicare began to pay for the PNT procedure in March 1998. It is not currently known whether Medicare will continue to pay for the PNT procedure in the future. Revenues increased at Registrant's Scottsdale treatment center in April 1998 to the break-even point. However, the Scottsdale treatment center experienced decreased patient visits in May and June of 1998, probably because a substantial number of patients and potential patients left the Phoenix area to escape the summer heat. The Registrant does not expect revenues at the Scottsdale treatment center to increase to the break-even point again until September or October 1998. There is no assurance that the Scottsdale treatment center will ever be profitable, and therefore, the Registrant is considering alternatives for the Scottsdale treatment center. 82.4% of the center's expenses were represented by advertising costs of $29,033 (23.3%) and personnel salaries of $73,734 (59.1%). As a result of the summer slow down at the Scottsdale treatment center, the Registrant reduced its personnel expense at the center in July 1998. Registrant may increase its personnel expenses at the center in the second half of 1998, but only after the break-even point is achieved. Registrant expects its 1998 advertising costs for the Scottsdale center to remain comparable to that spent in the second quarter of 1998.

SIX MONTHS

     For the six-month period ended June 30, 1998 Registrant experienced a net loss from operations of $636,596, which was comprised of a net loss from Registrant's Scottsdale treatment center of $77,023 and its general and administrative expenses incurred at the corporate level of $559,573. 78.6% of Registrant's corporate expenses consisted of officers salaries of $100,000 (17.9%), professional expenses of $95,945 (17.1%) and shareholder services and media promotion of $243,876 (43.6%). Registrant expects its professional expenses to remain at a high level as a result of its continued attempts to obtain financing in 1998 for one additional treatment center, as well as incurring the continuing costs of its FDA application. Registrant expects no change in its officers salaries in the remainder of 1998. Since most of Registrant's shareholder services expenses are paid with Registrant's stock and not cash, Registrant's shareholder services expenses are likely to remain high for the remainder of 1998.

     During the first half of 1998 Registrant's Scottsdale treatment center generated $179,767 of gross revenues. Included in these revenues are prior quarters billings for PNT which were rebilled to Medicare in the first quarter, because Medicare began to pay for the PNT procedure. It is not currently known whether Medicare will continue to pay Registrant for the PNT procedure in the future. Revenues were increasing at the Scottsdale treatment center until the summer slow down occured in May and June 1998. At this time the Registrant does not expect revenues at the Scottsdale treatment center to increase to the break-even point again until September or October 1998. There is no assurance that the Scottsdale treatment center will ever be profitable, and therefore, the Registrant is considering alternatives for the Scottsdale treatment center. 87.8% of the center's expenses were represented by advertising costs of $61,360 (23.9%) and personnel salaries of $163,980 (63.9%). As a result of the summer slow down, the Registrant reduced its personnel expense at the center in July 1998. Registrant may increase its personnel expenses at the center in the second half of 1998, but only after the break-even point is achieved. Registrant expects its 1998 advertising costs for the Scottsdale center to remain comparable to that spent in the first half of 1998.

     LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented Fixation Device and the patented suction rings, because of Registrant's current inventory levels. However, on a short-term basis Registrant requires approximately $400,000 to $600,000 to adequately fund the first year's operation of any additional glaucoma treatment centers. Registrant believes it currently has sufficient capital to fund the commencement of its second treatment center in Clearwater, Florida, including purchase or lease of approximately $200,000 of medical equipment and furnishings. Registrant is presently planning to conduct another private placement of its securities or secure debt financing in 1998 to secure financing for one additional treatment center. However, at this time Registrant has received no commitments from any source to provide such financing. The Registrant is currently planning on selling a limited number of units of its Fixation Device to ophthalmologists in the United States over the next several months, pursuant to FDA investigational device exemption rules and regulations. Such sales, if made, would have a favorable impact upon the Registrant's liquidity.

     On a long-term basis, Registrant anticipates, without assurances, that its initial glaucoma treatment centers will be sufficiently profitable to permit additional glaucoma treatment centers and product marketing to be funded during subsequent years from a combination of internal and external sources.

     During the first half of 1998 Registrant received a total of $1,238,675 from two private placement offerings of its securities. Registrant expects these funds, along with the future profitably of the Scottsdale treatment center, will provide financial stability for the Registrant's current operations in 1998.

     In December 1996 through April 1997 Registrant issued a series of promissory notes to a third party aggregating $220,000, all payable one year after issuance and bearing 15% annual interest. These notes and accrued interest were repaid in full in March 1998.

     In February 1998 Registrant issued a $25,000 convertible promissory note which bears 15% interest. The interest on this note ceased on March 30, 1998 when Registrant offered to repay this note and the holder indicated a possibility of converting into equity. 5,000 shares of Registrant's common stock were issued to the holder in February 1998 as additional interest on this note. $20,000 of the principal of this note was repaid and the remaining principal and interest was converted to Registrant's common stock in May 1998.

     In July 1997 the Registrant issued a $75,000 promissory note bearing 10% annual interest in partial consideration for the purchase of medical equipment and office furnishings at the Scottsdale treatment center. This note requires a $37,500 principal payment on July 18, 1998 (which has been made) and a $37,500 final principal payment on January 18, 1999.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no legal proceedings instituted by or against the Registrant during the quarter ending June 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K
            There were no Reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           CORONADO INDUSTRIES, INC.



Date: August 7, 1998                By: /s/ Gary R. Smith
     -----------------                 ------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Accounting Officer)