Form 10QSB
period 1998-09-30
CORONADO INDUSTRIES INC
filed 1998-11-16
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

               For the quarterly period ended - September 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,629,842

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                                                          Page
                                                                          ----
PART I
      Item 1   Financial Statements                                        1

      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                       8
PART II
      Item 1.  Legal Proceedings                                          12

      Item 2.  Changes in Securities                                      N/A

      Item 3.  Defaults Upon Senior Securities                            N/A

      Item 4.  Submission of Matter to a Vote of Security Holders         N/A

      Item 5.  Other Matters                                              N/A

      Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                13

                            CORONADO INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                                    September 30,   December 31,
                                                        1998           1997
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash                                             $  253,727      $  65,631
   Accounts Receivable, net
     -Trade                                             78,767          7,809
     -Other                                              3,999          3,999
   Inventory                                            60,447         43,031
   Prepaid Expenses                                     29,228        104,500
                                                    ----------      ---------
        Total Current Assets                           426,168        224,970

Property and Equipment, net                            143,934        149,402

Other Assets:
   Intangible Assets                                    33,717         36,345
                                                    ----------      ---------
        Total Assets                                $  603,819      $ 410,717
                                                    ==========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Notes Payable                                    $        0      $ 224,631
   Note Payable to Related Party -
      Current Portion                                   38,445         39,375
   Accounts Payable                                     24,376         76,690
   Accrued Salaries                                    180,000        153,673
   Accrued Payroll Taxes                                19,475         22,222
                                                    ----------      ---------
        Total Current Liabilities                   $  262,296      $ 516,591

Long-term Debt                                               0         39,375
                                                    ----------      ---------
        Total Liabilities                              262,296        555,966
                                                    ----------      ---------
Stockholders' Equity (Deficit):
   Preferred Stock                                           0              0
   Common Stock - $.001 par value;
    25,000,000 shares authorized, 21,629,842
    shares outstanding at September 30, 1998;
    18,962,653 outstanding at December 31, 1997         21,674         18,962
   Additional Paid-in Capital                        2,215,496        730,622
   Accumulated Deficit                              (1,895,647)      (894,833)
                                                    ----------      ---------
        Total Stockholders' Equity (Deficit)           341,523       (145,249)
                                                    ----------      ---------
        Total Liabilities And Stockholders'
          Equity (Deficit)                          $  603,819      $ 410,717
                                                    ==========      =========

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)


                                  Nine Months               Three Months
                           ------------------------   -------------------------
                               1998         1997         1998          1997
                               ----         ----         ----          ----
Revenues

  Scottsdale               $   241,515   $   26,398   $    61,748   $    26,398

  Clearwater                        --           --            --            --
                           -----------   ----------   -----------   -----------

Total Revenues                 241,515       26,398        61,748        26,398
                           -----------   ----------   -----------   -----------
Cost of Patient Revenues

  Scottsdale                   385,330      141,318       128,540       141,318

  Clearwater                    46,262           --        46,262            --
                           -----------   ----------   -----------   -----------

Total Cost of Revenues         431,592      141,318       174,802       141,318
                           -----------   ----------   -----------   -----------

Gross Loss                   (190,077)     (114,920)     (113,054)     (114,920)

General and Administrative
 Expenses                      797,686      374,523       238,113       137,030
                           -----------   ----------   -----------   -----------
Loss from Operations          (987,763)    (489,443)     (351,167)     (251,950)

Interest Expense               (13,117)     (15,056)         (945)       (7,576)

Other Income                        66          500            --            --
                           -----------  -----------   -----------   -----------

Net Loss                    (1,000,814)    (503,999)     (352,112)     (259,526)
                           ===========  ===========   ===========   ===========

Basic Loss per Share       $      (.05) $      (.03)  $      (.02)  $      (.01)
                           ===========  ===========   ===========   ===========

Weighted Average Shares
 Outstanding                20,296,248   18,344,253    21,606,842    18,344,253
                           ===========  ===========   ===========   ===========

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    September 30,  September 30,
                                                         1998           1997
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Cash paid for operating expenses                 $(205,557)        $(215,255)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment              (12,481)         (151,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                --            75,000
   Repayment of debt                                  (37,500)               --
   Proceeds from stock sale                                --           298,457
                                                    ---------         ---------
NET INCREASE (DECREASE) IN CASH                      (255,538)            7,056

CASH, beginning of period                             509,265             2,643
                                                    ---------         ---------

CASH, end of period                                 $ 253,727         $   9,699
                                                    =========         =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                         $(352,112)        $(259,526)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                       876                937
      Depreciation                                     6,733              9,666
      Stock issued for services                       46,000                 --
      Interest added to loan                             945                 --
      (Increase)/decrease in:
        Accounts receivable                           16,525            (16,908)
        Inventory                                    (17,416)           (15,267)
        Patents                                           --               (448)
        Professional retainers                            --              5,000
        Prepaid expenses                              25,772                --
      Increase (decrease) in:
        Accounts payable                               9,470              7,929
        Accrued salaries                              50,000             50,000
        Accrued expenses                                  --             11,387
        Accrued payroll taxes                          7,650             (8,025)
                                                   ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES              $(205,557)         $(215,255)
                                                   =========          =========

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    September 30,  September 30,
                                                         1998           1997
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Cash paid for operating expenses                $ (786,209)        $(403,081)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment              (26,400)         (159,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                            25,000           267,000
   Repayment of debt                                 (282,970)               --
   Proceeds from stock sales                        1,258,675           298,457
                                                   ----------         ---------
NET INCREASE (DECREASE) IN CASH                       188,096             2,516

CASH, beginning of period                              65,631             7,183
                                                   ----------         ---------

CASH, end of period                                $  253,727         $   9,699
                                                   ==========         =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                        (1,000,814)         (508,999)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                     2,628             2,239
      Depreciation                                    31,868            13,607
      Stock issued for services                      221,000                --
      Interest added to loan                             945                --
      (Increase)/decrease in:
        Accounts receivable                          (70,958)          (16,908)
        Inventory                                    (17,416)          (32,464)
        Patents                                           --           (26,843)
        Professional retainers                            --            (5,000)
        Prepaid expenses                              75,272                --
      Increase (decrease) in:
        Accounts payable                             (52,314)           39,845
        Accrued salaries                              26,327           105,000
        Accrued expenses                                  --            26,442
        Accrued payroll taxes                         (2,747)               --
                                                  ----------         ---------
NET CASH USED IN OPERATING ACTIVITIES             $ (786,209)        $(403,081)
                                                  ==========         =========

                            CORONADO INDUSTRIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               For The Nine Month Period Ended September 30, 1998

                                                                        Total
                   Common Stock                                         Stock-
               -------------------  Additional    Retained              Holders'
                  Shares             Paid-in      Earnings   Treasury   Equity
               Outstanding  Amount   Capital      (Deficit)    Stock   (Deficit)
               -----------  ------   -------      ---------    -----    -------
Balance at
 December
 31, 1997      18,962,653  $18,962  $  730,622  $  (894,833)  $  --   $(145,249)

Stock issued
 for services     191,000      235     243,265           --      --     243,500

Proceeds
 from sale
 of stock, net  2,465,367    2,466   1,236,209           --      --   1,238,675

Conversion of
 debt              10,822       11       5,400           --      --       5,411

Net loss               --       --          --   (1,000,814)     --  (1,000,814)
               ----------  -------  ----------    ---------   -----   ---------
Balance at
 September
 30, 1998      21,629,842  $21,674  $2,215,496  $(1,895,647)  $  --   $ 341,523
               ==========  =======  ==========  ===========   =====   =========

                           Coronado Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

2. NOTES PAYABLE:

At December 31, 1997, notes payable consist of the following:

   Notes payable to Hayden Investment, with interest at 15%,
   due April 30, 1998 through July 20, 1998; unsecured.          $  224,631

   Less: current portion                                           (224,631)
                                                                 ----------
                                                                 $       --
                                                                 ==========
This debt was repaid in full in March 1998.

In February 1998 the Company issued a $25,000 convertible promissory note which bore a 15% annual interest rate. This note was repaid in May 1998 with $20,000 paid in cash and $5,000 in principal and $411 accrued interest converted to 10,822 shares of common stock.

                           CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At September 30, 1998, notes payable to a related party consist of the following:

Notes payable to Dr. Leo Bores, with 10% annual interest,
$37,500 principal due on January 18, 1998; unsecured.            $38,445

Less: current portion                                            (38,445)
                                                                 -------
                                                                 $    --
                                                                 =======
3.  STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK AND COMMON STOCK WARRANTS:

The Company issued 568,400 shares of common stock for $574,091, net of costs of $138,659, through private offerings throughout the year ended December 31, 1997. During the nine-month period ended September 30, 1998 the Company issued 2,465,367 shares of common stock for net offering proceeds of $1,238,675. In relation to those offerings, the Company issued a total of 1,681,123 common stock warrants to the underwriter and its representatives. The warrants have an exercise price of $2.00 per share through December 31, 1998, and then $2.50 per share through December 31, 2000, when they expire.

4. BASIC LOSS PER SHARE:

For the nine and three month periods ending September 30, 1998 and 1997, basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented as their affect is antidilutive.

5.  SEGMENT INFORMATION:

The Company divides its revenues and costs on the following geographic basis for segment reporting purposes:
                                                9 Month          3 Month
                                                -------          -------
       Scottsdale revenues                    $ 241,515        $  61,748
       Scottsdale costs                         385,330          128,540
                                              ---------        ---------
                                              $(143,815)       $ (66,792)

       Clearwater revenues                            0                0
       Clearwater costs                          46,262           46,262
                                              ---------        ---------
                                              $ (46,262)       $ (46,262)

       General corporate revenues                     0                0
       General corporate costs                  810,737          239,058
                                              ---------        ---------
                                              $(810,737)       $(239,058)

The Company's assets are allocated on the following geographic basis for segment reporting purposes:

       Scottsdale                             $211,200
       Clearwater                               11,350
       General corporate                       381,269
                                              --------
         Total Assets                         $603,819

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Although the Company believes that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this document. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

YEAR 2000 ISSUES

The Company believes its present operations are Year 2000 compliant because the Company's current use of computers on the headquarters level is minimal and the primary customer of the Company's treatment centers is the federal government. At the headquarters level the Company's computers are used exclusively for word processing, as opposed to accounting, functions. Since the Company's present and future product sales will be done on a cash-on-delivery or pre-paid basis, the Company will have no significant accounts receivable for product sales. All of the Company's employee payroll functions are handled by a nationwide third-party vendor which has advised the Company that its operations are Year 2000 compliant.

With respect to the Company's treatment centers, the Company purchased a computer software system in December 1997 which was represented as Year 2000 compliant and the Company's computers purchased in 1997 use an operating system which is represented as Year 2000 compliant. The primary payor of the treatment center's claims for services is the Medicare division of the United States federal government. In limited situations, insurance companies are the secondary or primary third-party payors. At this time Medicare and the insurance companies with which the Scottsdale treatment center deals have advised the treatment center that their systems are Year 2000 compliant.

At this time the Company believes the risks to its operations from a Year 2000 problem are minimal, because the only substantial risk is in the Medicare system. If the Medicare system develops a Year 2000 problem, the Company believes several hundred thousand doctor's offices across the country will have similar problems, necessitating a quick response by Medicare. At this time the Company has no contingency plans for resolving any unforeseen Year 2000 problems.

QUARTER ENDING SEPTEMBER 30, 1998

OPERATIONS. Registrant was a development stage company through the quarter ended September 30, 1997, with revenues having been generated from its Scottsdale glaucoma treatment center starting on September 1, 1997. Therefore, there is no comparable prior year's operations with which to compare the three and nine month operating results of September 30, 1998.

NINE MONTHS

For the nine-month period ended September 30, 1998 Registrant experienced a net loss from operations of $1,000,814, which was comprised of a net loss from
Registrant's Scottsdale treatment center of $143,815, a net loss from Registrant's Clearwater treatment center of $46,262 and its general and administrative expenses incurred at the corporate level of $797,686. 78.8% of Registrant's corporate expenses consisted of officers salaries of $150,000 (18.8%), professional expenses of $148,330 (18.6%) and shareholder services and media promotion of $330,461 (41.4%). Registrant expects its professional expenses to remain at a high level as a result of its continued attempts to obtain debt financing in 1998, as well as incurring the continuing consulting costs for its FDA application presently estimated at $10,000 to $25,000 per quarter. Registrant expects no change in its officers salaries in the remainder of 1998. Since most of Registrant's shareholder services expenses are paid with Registrant's stock and not cash, Registrant's shareholder services expenses are likely to remain high for the remainder of 1998.

In August 1998 the Registrant filed a 510(k) application with the FDA, seeking an exemption from premarket registration with the FDA for the Registrant's product as a "glaucoma treatment device." On October 30, 1998 the FDA rejected the Registrant's 510(k) application. The Registrant had anticipated this FDA decision and, therefore, had received "investigational device exemption" study approvals in 1994 and 1998 in preparation of such 510(k) rejection. To sell its product in the U.S. as a glaucoma treatment device, Registrant must now either:
(i) successfully petition the FDA to re-classify its product from a Class III device to a Class I device on the basis that a similar suction device has been used on the eyes of patients for over 30 years; or (ii) successfully submit a premarket application ("PMA") for product registration with the FDA through the submission and approval of a product development protocol ("PDP") before the submission of the PMA to the FDA. At this time Registrant believes, without assurance, that the patients treated and the method of treatment at the Registrant's Scottsdale treatment center under the Registrant's 1994 and 1998 IDE studies will qualify as valid clinical patient studies under any future PDP approved by the FDA. The Registrant remains hopeful that it will receive FDA approval for the commercial sale of its patented product in the U.S. as a glaucoma treatment device prior to October 1, 1999. However, there can be no assurance that its patented product will ever be approved for commercial distribution as a glaucoma treatment device in the U.S. by the FDA.

During the first nine months of 1998 Registrant's Scottsdale treatment center generated $241,515 of gross revenues. Included in these revenues are billings for the Registrant's patented procedure from the last quarter of 1997 which were rebilled to Medicare in the first quarter, because Medicare began to pay for the patented procedure. The Company generally recognizes services rendered as revenues when rendered to the patient. However, at the end of the final quarter of 1997 the Company wrote-off approximately $35,000 of revenues from its patented procedure because Medicare was refusing to pay for these procedures at December 31, 1997. It is not currently known whether Medicare will continue to pay Registrant for the patented procedure in the future. At the present time Medicare is paying over 95% of the amount charged by the Company for its patented treatments. Any amount not paid by Medicare or another third-party payor for the Registrant's patented procedure or a traditional diagnostic or treatment procedure is written off by the Company on a patient-by-patient basis when the payment is received by the Company, which is the general practice in the medical profession. The Company does not believe the amount of such write-offs has had any material impact on the Company's revenues or results of operations in 1998.

In March 1998 the Scottsdale treatment center began receiving reimbursement for the Registrant's patented procedure from Medicaid's western regional administration center, which was one of the objectives of opening the Scottsdale treatment center. Through September 30, 1998, the Scottsdale treatment center has treated approximately 120 glaucoma patients with Registrant's patented procedure, all of which are included in Registrant's 1994 and 1998 IDE studies which will likely be submitted to the FDA in the PMA process.

Revenues were increasing at the Scottsdale treatment center until the summer slow down occurred in May and June 1998. At this time the Registrant does not expect revenues at the Scottsdale treatment center to increase to the break-even point again in the near future. (Such break-even analysis does not include the allocation of any general and administrative expenses.) There is no assurance that the Scottsdale treatment center will ever be profitable, and therefore, the Registrant is considering alternatives for the Scottsdale treatment center, including sale, closure or joint-venture of the treatment center. The sale, closure or joint-venture of the Scottsdale treatment center is likely to have a substantial negative impact on the Registrant's balance sheet by way of write-off or charge against revenues. However, the Registrant can move the equipment from the Scottsdale center to the Clearwater center without incurring any loss on that equipment. Any charges or loss incurred at the Scottsdale treatment center, like all losses in the past, are recoverable from the sale of the Registrant's patented equipment in the U.S. prior to FDA product approval (see below).

85.1% of the Scottsdale center's expenses were represented by advertising costs of $90,117 (23.4%) and personnel salaries of $237,740 (61.7%). As a result of the summer slow down, the Registrant reduced its personnel at the center in July 1998 and again in October 1998. Registrant expects its 1998 advertising costs for the Scottsdale center in the remainder of 1998 to remain comparable to that spent in the first nine months of 1998.

In July 1998 the Registrant commenced with its plans to open a glaucoma treatment center in Clearwater, Florida which will be the initial step in receiving Medicare billing clearance from the southeast regional center of Medicare. The Registrant was successful in negotiating a three-year lease on office space which commenced in October 1998 and Registrant thought it had negotiated an employment contract with a suitable physician to serve as medical director of the Clearwater center. However, the negotiations with the doctor were not completed and the Registrant has not been able to locate a suitable medical director as yet. The Registrant currently plans on opening its Clearwater treatment center within three months of securing the services of a suitable medical director and obtaining sufficient financing for the center (see below). The Registrant is hopeful, without any assurance, that the right physician will be able to make the Clearwater treatment center much more profitable than the Scottsdale center. 84.0% of the Clearwater center's $46,262 total expenses were represented by travel costs of $27,886 (60.3%) and personnel salaries of $10,958 (23.7%). As a result of the Clearwater center not being opened, the Registrant moved its Clearwater manager's responsibilities to Scottsdale in October 1998. Registrant expects its travel expenses for the Clearwater center to be lower in future quarters, but travel will continue to remain an additional expense which it does not incur with its Scottsdale center.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. However, on a short-term basis Registrant requires approximately $400,000 to $600,000 to adequately fund the first year's operation of its planned Clearwater glaucoma treatment centers. Registrant does not now have sufficient capital to fund the first year of Clearwater treatment center without additional funding from external sources or profits from the sale of its patented equipment. Registrant is presently planning to secure debt financing in 1998 or 1999 to finance the Clearwater treatment center. However, at this time Registrant has received no commitments from any source to provide such financing.

In October 1998 the Registrant commenced the sale of a limited number of units of its patented equipment to ophthalmologists in the United States over the next several months, pursuant to FDA investigational device exemption regulations. These FDA regulations permit the Registrant to recover from the sale of its product an amount equal to its costs of preparing its product for FDA approval. The Registrant's patented product was presented to a number of U.S. physicians at the convention of American Academy of Ophthalmologists in New Orleans in November 1998. The Registrant has arranged with a lender for the financing of purchases of up to 200 units of the Registrant's patented equipment by U.S. ophthalmologists. The monthly payment for the equipment by the physician will be approximately equal to the dollar amount reimbursed to the physician by Medicare for the treatment of one glaucoma patient each month. The Registrant expects, without assurance, that its limited sale of its product to U.S. physicians in the coming months will have a positive impact on the Registrant's short-term liquidity.

Prior to and as a result of the presentation of the Registrant's patented equipment at the New Orleans' convention of ophthalmologists in November 1998, the Registrant has held discussions with potential distributors for the Registrant's product in the U.S. on a non-exclusive and an exclusive basis. The Registrant also had negotiations in November 1998 with a European distributor concerning exclusive distribution of the Registrant's product in Europe pursuant to a multi-year agreement with annual minimum order quantities. The Registrant expects negotiations on one or more U.S. and European distribution agreements to continue over the next several weeks; however, there is no assurance that any distribution contracts will ever be executed by the Registrant. Any distribution agreement executed in the near future by the Registrant will likely have a positive impact on the Registrant's liquidity and profitability in 1999.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

During the first half of 1998 Registrant received a total of $1,238,675 from two private placement offerings of its securities. Registrant expects these funds, along with the future profitably of product sales, will provide financial stability for the Registrant's operations in 1999.

In December 1996 through April 1997 Registrant issued a series of promissory notes to a third party aggregating $220,000, all payable one year after issuance and bearing 15% annual interest. These notes and accrued interest were repaid in full in March 1998.

In February 1998 Registrant issued a $25,000 convertible promissory note at 15% annual interest. The interest on this note ceased on March 30, 1998. 5,000 shares of Registrant's common stock were issued to the holder in February 1998 as additional interest on this note. $20,000 of the principal of this note was repaid and the remaining principal and interest was converted to Registrant's common stock in May 1998.


In July 1997 the Registrant issued a $75,000 promissory note bearing 10% annual interest in partial consideration for the purchase of medical equipment and office furnishings at the Scottsdale treatment center. This note requires a $37,500 principal payment on July 18, 1998 (which has been made) and a $37,500 final principal payment on January 18, 1999.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no legal proceedings instituted by or against the Registrant during the quarter ending September 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K
            There were no Reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           CORONADO INDUSTRIES, INC.





Date: November 13, 1998             By: /s/ Gary R. Smith
     ------------------                ---------------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Financial and Accounting Officer)