Form 10KSB40
period 1998-12-31
CORONADO INDUSTRIES INC
filed 1999-03-31
CIK 859365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the fiscal year ended -- December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                       Commission file number 33-33042-NY


                            CORONADO INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                         22-3161629
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

  16929 E. Enterprise Drive, Suite 202, Fountain Hills, AZ           85268
--------------------------------------------------------------     ---------
(Address of principal executive offices) (as of date of filing)    (Zip Code)

                    Issuer's telephone number (602) 837-6810
                                             ----------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------


       Securities registered under Section 12(g) of the Exchange Act: None
       -------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes[X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

================================================================================

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                          Page
                                                                          ----
PART I
        Item 1.  Business Development.....................................  2

        Item 2.  Description of Property..................................  9

        Item 3.  Legal Proceedings........................................  9

        Item 4.  Submission of Matters to a Vote of Security Holders......  9

PART II
        Item 5.  Market for Registrant's Common Equity and Related
                  Stockholders Matters.................................... 10

        Item 6.  Management's Discussion and Analysis or Plan of
                  Operation............................................... 11

        Item 7.  Financial Statements..................................... 15

        Item 8.  Changes In and Disagreement with Accountants on
                  Accounting and Financial disclosure..................... 15

PART III
        Item 9. Directors, Executive Officers, Promoters and Control Persons' Compliance with Section 16(a) of the
                  Exchange Act............................................ 16

        Item 10. Executive Compensation................................... 18

        Item 11. Security Ownership of Certain Beneficial Owners
                  and Management.......................................... 19

        Item 12. Certain Relationships and Related Transactions........... 20

PART IV
        Item 13. Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K............................................. 20

SIGNATURES................................................................ 21

SUPPLEMENTAL INFORMATION AND EXHIBITS..................................... 22

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

ITEM 1(A). BUSINESS DEVELOPMENT.  INITIAL PUBLIC OFFERING

         The Registrant was incorporated under the name First Lloyd Funding, Inc. pursuant to the laws of the State of New York on December 21, 1989. The effective date of the Registrant's public offering was March 13, 1990. The
Offering closed on May 1, 1990. For further information concerning the Registration Statement, see File No. 33-33042-NY at the Securities and Exchange Commission's Regional Office in New York City or at its principal office in Washington, D.C. In January 1997, the New York corporation at that time named Coronado Industries, Inc. merged into and became a Nevada corporation of the same name.

OPHTHALMIC INTERNATIONAL, L.L.C. AND AMERICAN GLAUCOMA, INC.

         After a series of immaterial acquisitions and spin-offs from May 1990 to September 1996, on November 5, 1996 the Registrant entered into an Asset Purchase Agreement with Ophthalmic International, L.L.C. ("OI"), and American Glaucoma, a joint venture ("AG"), which provided for the purchase of the assets of OI and AG in exchange for 15,592,224 shares of the Registrant's common stock (85%) to be issued to the Registrant's current three Directors. An additional 855,000 shares were issued as finders fees to twelve entities and individuals. The assets of OI transferred to the Registrant were a patent pending and other proprietary information concerning equipment and a process for the treatment of open angle glaucoma. The assets of AG transferred to the Registrant were the concept and a business plan for forty glaucoma treatment centers in the United States.

ITEM 1(b). BUSINESS OF ISSUER

OVERVIEW

         The Registrant is a holding company and all business operations are conducted through its two wholly-owned subsidiaries. The Registrant, through its Ophthalmic International, Inc. subsidiary, manufactures and markets a fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma. American Glaucoma, Inc. ("AGI"), the Registrant's other subsidiary, operated a glaucoma treatment center in Scottsdale, Arizona from September 1997 to March 1999 and intends to open a similar treatment center in the Clearwater, Florida.

         In the United States, glaucoma is the second leading cause of blindness affecting approximately 3,000,000 persons. Of those, about 60,000 are legally blind. If detected and treated early, glaucoma need not cause blindness or even severe vision loss. While there is no cure for glaucoma, the Registrant believes that its patented device and process provide an effective treatment for afflicted persons and that a significant global market for its patented process, equipment and rings currently exists.

         Glaucoma may have many forms which cause or present a feature of progressive damage to the optic nerve due to increased pressure within the eyeball. As the optic nerve deteriorates, blind spots and patterns develop. If left untreated, the result may be total blindness. The space between the lens and the cornea in the eye is filled with a fluid called the aqueous humor. This fluid circulates from behind the colored portion of the eye (the iris) through the opening at the center of the eye (pupil) and into the space between the iris and cornea. The aqueous humor is produced constantly, so it must be drained constantly. The drain is at the point where the iris and cornea meet, known as the drainage angle, which directs fluid into a channel (Schlemm's canal) that then leads it to a system of small veins outside the eye. When the drainage angle does not function properly, the fluid cannot drain and pressure builds up within the eye. Pressure also is exerted on another fluid in the eye, the vitreous humor behind the lens, which in turn presses on the retina. This pressure affects the fibers of the optic nerve, slowly damaging them. The result over time is a loss of vision.

THE FIXATION DEVICE

         After four years of ongoing studies involving Dr. John T. LiVecchi, M.D., F.A.C.S., Assistant Clinical Professor of Ophthalmology, Allegheny University and Dr. Guillermo Avolos, Professor of Ophthalmology, University of Guadalajara, Mexico, it was determined that a 2 minute treatment with Ophthalmic International's "vacuum fixation device and patented design suction ring" temporarily reduced inter-ocular pressure ("I.O.P.") in the treatment of Open angle Glaucoma by approximately 6 Hg for an average of three months at which time the treatment can be repeated with no serious side effects. This I.O.P. lowering is achieved when the external suction device is applied over the perilimbal area for a specified time. With this treatment the Registrant believes that there are no harmful side effects, like those associated with eye drop treatments. In addition, the patent entitled "Open Angle Glaucoma Treatment Apparatus and Method" has been approved and is believed to allow the Registrant to achieve a significant market advantage over competitors.

         The first clinical study of the Registrant's product was conducted on 86 patients over an 8 month period in 1992 by Dr. Avolos in Guadalajara, Mexico. The second clinical study of the Registrant's product was conducted on 250 patients over a two-year period ending in 1996 by Dr. Avolos and Dr. LiVecchi. The Registrant initiated a third study in September 1997 was conducted by Dr. Leo Bores, the Medical Director of the Registrant's Scottsdale treatment center. This third study involved approximately 150 patients.

         The Registrant views the gross losses incurred at its Scottsdale treatment center from September 1997 through March 2, 1999 (approximately $464,000) as the major expense of preparing the clinical studies which may be required for FDA product approval. The Registrant believes the total past and future costs of its current and future treatment centers are recoverable from clinical patients and from the sale of the product to physicians, pursuant to FDA regulations. See "- Governmental Regulation" below.

         Dr. John LiVecchi, a Registrant Director, and Dr. Leo Bores, an employee, have been asked to address to different medical conventions of ophthalmologists in March and April 1999 concerning the results of the studies of Registrant's procedure and equipment. These presentations to the ultimate end-users of Registrant's products serve to educate the industry about the Registrant's products and their efficacy.

         Registrant's subsidiary, Ophthalmic International, Inc., manufactures and sells the vacuum equipment, the patented rings and the process in the United States and abroad through media advertising and presentations at ophthalmic conferences. In the future the Registrant intends to sell primarily through distributors who will be assigned specific geographical territories, on the basis of continents or countries. Ophthalmic International entered into a confidentiality agreement with Alcon Co. in March, 1997 as the first step in negotiating for Alcon to become a distributor. In 1997 Ophthalmic International has executed a second confidentiality agreement with one additional potential distributor for exclusive worldwide distribution rights. Negotiations concerning distribution likely will not be completed and definitive agreements executed until the labeling of the product as a "device to lower inter-ocular pressure" is approved by the FDA.

         The Registrant expects its distributors will purchase the vacuum equipment for approximately $5,000-$7,000 per unit and purchase the patented ring which is placed on the patient's eye, for approximately $10 to $15 each, depending upon volume. The Registrant expects, without assurance, to have a gross profit margin on the vacuum equipment and patented rings in excess of 60%.

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

         Registrant has received a CE mark for its PNT product and has been advised that its manufacturing facility could be prepared to receive ISO 9000 clearance in as little as six weeks. Therefore, the Registrant believes its manufacturing facility is prepared to move forward with European distribution of its product as soon as a distributor is located.

TREATMENT CENTERS

         Registrant's subsidiary, American Glaucoma, Inc., opened its first glaucoma treatment center in Scottsdale, Arizona in September 1997. During 1998 the Registrant's Scottsdale Center generated approximately $293,000 of gross revenues and a net loss from operations of $220,000, before allocation of management overhead. The Registrant closed the Scottsdale treatment center on March 2, 1999.

         The Registrant is hopeful of opening one treatment center during 1999, subject to adequate funding. This center was planned for the Clearwater, Florida area in 1998. In July 1998 the Registrant's Florida subsidiary executed a three-year lease for medical office space in the Clearwater area. However, initial contract discussions with a local ophthalmologist broke down subsequently and the Registrant was not able to locate a suitable ophthalmologist in 1998 to open the Clearwater treatment center. The Registrant anticipates that its advertising and telemarketing techniques initiated and refined at the Registrant's Scottsdale treatment center will enable the Registrant's Clearwater treatment center to reach profitability within a short time after opening.

GOVERNMENTAL REGULATION

         No medical device may be sold or distributed in the United States without FDA approval or an exemption from such approval. The FDA has the authority to enjoin the manufacture and sale of a medical device, to seize such device and to levy fines against a manufacturer or seller of a medical device which has not been registered or approval for sale in the United States. A device which needs FDA approval is considered a Class III device, unless a similar product with a similar intended use has previously been granted FDA approval (a "Class II Device") or the FDA has listed the product as generally safe and not needing FDA approval (a "Class I Device"). The process for having the FDA remove a device from the Class III category to a Class II category is called a 510(k) application.

         The Registrant submitted a 510(k) premarket notification to the FDA on its PNT product in August of 1998. The FDA rejected this notification in October of 1998, on the basis that the Registrant PNT produce was not substantially equivalent to other products currently on the market and intended to lower intraocular pressure. The Registrant met with the FDA in February of 1999 to discuss the concerns expressed by the agency with respect to the substantial equivalence and safety of the PNT product. The Registrant is now preparing a submission for delivery to the FDA in April of 1999 that is intended to provide the agency with detailed information addressing many of the concerns expressed by the FDA at the February meeting. If the submission satisfies the FDA with respect to the patient risk associated with the clinical use of the PNT product, the Registrant would expect to file a new 510(k) premarket notification with the agency by July of 1999.

         If the April submission does not satisfy the FDA, the agency may request that more information be submitted on patients treated to date with the PNT product, or that further studies be conducted on additional patients. Furthermore, the agency may demand that ongoing patient studies cease until the agency reviews and approves a new and different clinical protocol. With respect to the new 510(k) premarket notification that the Registrant plans to file with the FDA by July of 1999, although the Registrant is hopeful that it will be favorably received by the FDA thereby permitting commercial distribution of the PNT product at some point during the latter half of 1999, there can be no assurance that the Registrant's PNT product will ever receive the necessary FDA clearance for commercial marketing.

         A Class III device may be approved for sale and distribution in the United States by the FDA pursuant to a Premarket Approval Application ("PMA"). The FDA approves PMAs after a review of the clinical trials information contained therein demonstrating that the device is safe and effective for its labeled indications. In addition, the FDA will inspect the facilities where the device is manufactured prior to approving a PMA. The Registrant has not discussed with the FDA the type and quantity of clinical and manufacturing information that might be required to secure PMA approval for its PNT product, because of the Registrant's continuing belief that the product is more suitably reviewed by the FDA in a 510(k) premarket notification, rather than a PMA.

         Clinical data to support either a 510(k) premarket notification or a PMA must be collected pursuant to the FDA's Investigational Device Exemption ("IDE") regulation The IDE regulation describes two types of device studies: 1) significant risk and 2) nonsignificant risk studios. The principal difference from a regulatory point of view between the two types of studies is that significant risk studies must be reviewed and approved by both the FDA and an Institutional Review Board ("IRB") before they may be initiated, while nonsignificant risk studies require only IRB review and approval prior to study initiation. The Registrant believes that its studies of its PNT product are nonsignificant risk in nature. The Registrant therefore has conducted several clinical studios of the PNT product after receiving IRB approval in 1994, 1996, and 1998 from three different IRBs. The approximately 170 patients treated at the Registrant's Scottsdale treatment center since 1997 were treated in accordance with the clinical protocols that received IRB approval in 1994 and 1998, while the future treatment of patients at the Registrant's Clearwater center will be in accordance with the clinical protocol that received IRB approval in 1998. To date, no negative adverse reactions have been reported in connection with the use of the PNT device on glaucoma patients for any of the studies conducted.

         Under the IDE regulation, a sponsor of a clinical study may charge for the investigational device, provided that the price charged for the device is no larger than that necessary to recover costs of manufacture, research, development, and handling associated with the device. The IDE regulation does not prohibit or limit charges for medical or laboratory services. It is the Registrant's position that approximately $1,000,000 of net losses incurred by the Registrant in connection with its Scottsdale treatment center and certain past management salaries are properly recoverable under the IDE regulation, and the Registrant therefore intends to impose a charge on the distribution of PNT product to clinical investigators who purchase the PNT product and enroll in its IDE studies which are consistent with the IDE regulation.

         The manufacturer of a medical device which is to be distributed in the United States must be inspected and licensed by the FDA. The company which currently manufactures the Registrants's suction ring and the company which sterilizes and packages this ring are licensed as medical device manufacturers by the FDA. The Registrant's facility was inspected and licensed by the FDA as a manufacturer of the predecessor fixation device product and the PNT product in 1996.

         No medical device may be advertised for sale in the United States with a false or misleading label or advertisement. The fixation device which preceded the PNT product device was advertised, used and sold as a device for certain types of invasive eye surgeries. Therefore, that product was labeled as only being used for eye surgery, and not the treatment of glaucoma. The labeling of the Registrant's PNT product as a glaucoma treatment device or a device for the lowering of inter-ocular pressure of glaucoma patients must be approved by the FDA (or the product must be exempt from FDA registration as a Class I or Class II device), for the Registrant to advertise and sell its PNT device as a glaucoma treatment product.

         In July 1997 the Registrant's Scottsdale treatment center registered with the State of Arizona Department of Health Services as a "health care treatment institution" and the proposed Clearwater treatment center will be required to register with the State of Florida. The Registrant is unable to predict at this time the exact amount of time and expense which will be needed to register as a health care provider in the State of Florida. There is no assurance that the Registrant will be able to register as a health care provider in Florida.

PATENT

         On February 11, 1997 the U.S. Patents and Trademarks Office issued a patent to Ophthalmic International, L.L.C., Patent Number 5,601,548, for the process, equipment and the procedure which has been licensed to the Registrant. The Registrant believes, without assurance, that this patent provides the Registrant with a substantial competitive advantage over current and future glaucoma treatment competitors. The Registrant is not aware of any other patent being granted for glaucoma treatment. The granting of a patent to the Registrant does not assure that the FDA will ever approve the commercial distribution of the Registrant's PNT product in the U.S.

         The Registrant intends to follow a policy of aggressively pursuing claims of infringement on its patent and the Registrant does not believe its patent, or product or services infringe on the rights of any other person.

COMPETITION

         The medical device and service industries are highly competitive. The Registrant's patented device and treatment process are and will be in competition with established and future glaucoma treatment procedures and products. The following table sets forth the type and names of the most commonly recommended prescription glaucoma medications, the approximate monthly retail cost of such medications, and the side effects of each type of medication as published by The American Academy of Ophthalmology. Since Medicare does not currently reimburse patients for the cost of these prescription medications but does pay for the PNT procedure, the Registrant believes a substantial number of the glaucoma patients in the U.S. would benefit economically from the PNT procedure to the extent their prescription medication could be reduced.

        Medication                  Monthly Cost        Side Effects
        ----------                  ------------        ------------
BETA BLOCKERS                                  Congestive Heart Failure
        Timolol                     $21.00     Bronchospasm
        Levobunolol                 $42.00     Bradycardia
        Carleolol                   $36.00     Depression, confusion
        Betaxolol                   $65.00     Worsening of myasthenia gravis

ADRENERGIC AGONISTS                            Increased blood pressure,
        Alphagan                    $50.00     Tachyarrythmia
        Dipivefrin                  $33.00     Tremor, Headache,
        Apracionidine               $41.00     Anxiety, Burning on Instillation,
                                               Conjunctival Injection, Pupullary
                                               dilation, Allergic Reactions
CHOLINERGIC AGONISTS
        Pilocarpine                 $25.00     Increased bronchial secretion
        Carbochol                   $26.00     Nausea
        Echothiophate iodide        $31.00     Vomiting, Diarrhea, Apnea,
                                               Increased myopia, Eye or brow
                                               pain, Decreased vision

ORAL CARBONIC ANHYDRASE INHIBITORS             Malaise, anorexia, depression,
                                               parashesias
        Acetazolamide               $33.00     Serum electrolyte abnormalities
        Methazolamide               $19.00     Renal calculi, Blood dyscrsias

         The Registrant's treatment centers will compete directly with other medical care providers. The future sale of the Registrant's products to ophthalmologists, optometrists, medical clinics and hospitals may meet substantial resistance from distributors and potential customers, particularly until the FDA product label is changed and the insurance/Medicare billing codes are established. The Registrant is presently unable to predict when such billing codes will be established on a national basis. Ophthalmologists not employed by the Registrant are likely to discount the benefits of the Registrant's products to their patients from fear of losing patients to the Registrant's treatment centers, even though the clinical results of the Registrant's products have been presented at ophthalmic conventions in the United States for over three years. Further, the Registrant will need to establish the economic benefit of its products to the satisfaction of health maintenance organizations ("HMO") before the Registrant's glaucoma treatment centers receive patient treatment referrals from HMOs. Today HMOs are responsible for the medical treatment of a substantial percentage of the population of the United States.

EMPLOYEES

         In addition to its two officers, the Registrant employs two persons full-time at the corporate headquarters, including Dr. Leo Bores. The Registrant anticipates hiring additional administrative and marketing personnel upon receipt of additional funding.

ITEM 2. DESCRIPTION OF PROPERTY.

         During calendar year 1998, the Registrant's offices were located at 16929 E. Enterprise Drive, Suite 202, Fountain Hills, AZ 85268, where Registrant is currently leasing approximately 1,600 square feet of space from a third party landlord. Registrant is paying approximately $1,000 per month, including utilities, in rent for this space on a five-year lease. In June 1998, the Registrant entered into a month-to-month lease for 1,800 square feet of space adjacent to its original space in Fountain Hills, Arizona, for approximately $1,400 per month rent, including utilities. This combined space will be adequate for the Registrant's needs throughout its initial manufacturing stages, when commenced.

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

         In July 1998 the Registrant entered into a three-year lease of a 3,936 square foot medical office in Largo, Florida, a suburb of Clearwater, Florida. The lease term commenced on October 1, 1998 and requires an initial monthly payment of $3,526 per month with an increase of $.50 per annual square foot rent each subsequent year.

         In June 1998 the Registrant prepaid a one-year lease of a two-bedroom condo in Clearwater, Florida for Registrant's employees and consultants to use while visiting the planned Clearwater treatment center. The monthly lease rate on this condo is $1,115.

ITEM 3.  LEGAL PROCEEDINGS.

         There were no legal proceedings involving the Registrant pending or threatened at December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During calendar year 1998 no matters were submitted to a vote of the Registrant's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information. The principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter market. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 1997 and 1998, by fiscal quarter, and through March 22, 1999.

                                                    Low              High
                                                    ---              ----
         January 1, 1997 - March 31, 1997          $3.00             $6.75
         April 1, 1997 - June 30, 1997             $2.50             $5.94
         July 1, 1997 - September 30, 1997         $1.94             $4.38
         October 1, 1997 - December 31, 1997       $1.00             $2.75

         January 1, 1998 - March 27, 1998          $0.63             $3.09
         April 1, 1998 - June 30, 1998             $0.66             $1.75
         July 1, 1998 - September 30, 1998         $0.31             $1.00
         October 1, 1998 - December 31, 1998       $0.09             $0.91

         January 1, 1999 - March 22, 1999          $0.22             $0.59

         HOLDERS. The Registrant has approximately 365 stockholders of record including nominee firms for securities dealers.

         DIVIDENDS. The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

COMMON STOCK

         The authorized capital stock of the Registrant consists of 50,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of Preferred Stock, par value $0.0001 per share. As of March 19, 1999, there were 31,623,292 shares of common stock and 0 shares of Preferred Stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Registrant. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Registrant's assets upon liquidation or dissolution.

         In the event of liquidation or dissolution of the Registrant, all assets available for distribution after satisfaction of all debts and other liabilities and after payment or provision for any liquidation preference on any issued Preferred Stock are distributable among the holders of the common stock.

         The transfer agent for the Registrant's common stock is Olde Monmouth Stock Transfer Co., Inc., 77 Memorial Parkway, Suite 101, Atlantic Highlands, New Jersey 07716.

PREFERRED STOCK

         The Registrant is authorized to issue 3,000,000 shares of Preferred Stock, par value $.0001 per share, of which no shares were issued and outstanding at the date of this Prospectus. The Preferred Stock shares shall have the rights, limitations and obligations which the Board of Directors shall determine at the time the Preferred Stock is issued. The Registrant has no present intention of issuing any Preferred Stock in the foreseeable future.

COMMON STOCK PURCHASE WARRANTS

         The Registrant has reserved for issuance 1,805,023 shares of common stock for issuance in the event of the exercise of 1,805,023 outstanding Common Stock Purchase Warrants (the "Warrants"). The Warrants themselves have not been and will not be registered. The Warrants are exercisable at any time at an exercise price of $2.50 per share through December 31, 2000 on which date the unexercised Warrants expire.

         The Warrants are not subject to redemption by the Registrant. The holders of the Warrants do not have any of the rights or privileges of stockholders of the Registrant, such as voting rights or the right to receive dividends, prior to exercise of the Warrants. The exercise price of the Warrants and the number of Warrants are subject to automatic proportionate adjustment in the event of any stock dividend, stock split or other recapitalization affecting the outstanding Registrant common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         With respect to the Company's treatment centers, the Company purchased a computer software system in December 1997 which was represented as Year 2000 compliant and the Company's computers purchased in 1997 use an operating system which is represented as Year 2000 compliant. At this time the Company believes the risks to its operations from a Year 2000 problem are minimal.

YEAR ENDING DECEMBER 31, 1998

         OPERATIONS. Registrant was a development stage company through the quarter ended September 30, 1997, with revenues having been generated from its Scottsdale glaucoma treatment center starting on September 1, 1997. Therefore, there is no comparable complete prior year's operations to which to compare the operating results of December 31, 1998.

         For the year ending December 31, 1998 Registrant experienced a net loss from operations of $1,607,063, which was comprised of a net loss from Registrant's Scottsdale treatment center of $220,181 and its general and administrative expenses incurred at the corporate level of $1,386,892. 70.0% of Registrant's corporate expenses consisted of officers salaries of $200,000 (14.4%), professional expenses of $187,584 (13.5%), stock option issuance expenses of $186,235 (13.4%) and shareholder services and media promotion of $397,753 (28.7%). Registrant expects its professional expenses in 1999 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $25,000 per month. Registrant expects no change in its officers salaries in 1999 and expects some stock option expense may be incurred at the end of 1999. Since most of Registrant's shareholder services expenses are paid with Registrant's stock and not cash, Registrant's shareholder services expenses are likely to remain high in 1999.

         During 1998 Registrant's Scottsdale treatment center generated $292,788 of gross revenues. Included in these revenues are billings for the Registrant's patented procedure from the last quarter of 1997 which were rebilled to Medicare in the first quarter, because Medicare began to pay for the patented procedure. The Registrant generally recognizes services rendered as revenues when rendered to the patient. However, at the end of the final quarter of 1997 the Registrant wrote-off approximately $35,000 of revenues from its patented procedure because Medicare was refusing to pay for these procedures at December 31, 1997. At the present time Medicare is paying over 95% of the amount charged by the Registrant for its patented treatments. Any amount not paid by Medicare or another third-party payor for the Registrant's patented procedure or a traditional diagnostic or treatment procedure is written off by the Registrant on a patient-by-patient basis when the payment is received by the Registrant, which is the general practice in the medical profession. At 1998 year-end the Registrant wrote-off $12,655 of receivables as uncollectible, which the
Registrant does not consider material to its total revenues or results of operations in 1998.

         During 1998 the Registrant's Scottsdale treatment center produced a net loss of $220,181, with revenues of $292,788 and costs of revenues of $512,969 without allocation of management overhead. 82.1% of the Scottsdale center's expenses were represented by advertising costs of $112,283 (21.9%) and personnel salaries of $309,039 (60.2%). In the first quarter of 1999 the services of Dr. Leo Bores, the Medical Director of the Scottsdale treatment center, were needed at the Registrant's headquarters in connection with the Registrant's FDA product approval process and the Scottsdale treatment center was closed on March 2, 1999. However, the Registrant intends to move the equipment used in the Scottsdale center to the Clearwater center without incurring any loss on that equipment. No charges or write-offs will be incurred from the closure of the Scottsdale treatment center, and all losses incurred in the past at the Scottsdale treatment center are recoverable from the sale of the Registrant's patented equipment in the U.S. prior to FDA product approval (see below).

         In July 1998 the Registrant commenced with its plans to open a glaucoma treatment center in Clearwater, Florida. The Registrant was successful in negotiating a three-year lease on office space which commenced in October 1998 and Registrant thought it had negotiated an employment contract with a suitable physician to serve as medical director of the Clearwater center. However, the negotiations with the doctor were not completed and the Registrant has not been able to locate a suitable medical director as yet. The Registrant currently plans on opening its Clearwater treatment center within three months of securing the services of a suitable medical director and obtaining sufficient financing for the center (see below). The Registrant incurred expenses of $54,945 in 1998 in connection with the Clearwater treatment center. The Registrant is hopeful, without any assurance, that the right physician will be able to make the Clearwater treatment center profitable. However, the Registrant will incur substantial travel expenses in the future in managing the Clearwater treatment center, expenses which were not involved in managing the Scottsdale treatment center.

         LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and minimal general and administrative cash expenses totaling approximately $700,000 per year, the Registrant is currently suffering from a liquidity shortage. The Registrant will be collecting its outstanding accounts receivable of $61,405 during the first half of 1999, as well as attempting to enter into a sale-and-leaseback transaction of its treatment center equipment for approximately $100,000 and the sale of the building used for the Scottsdale treatment center for $200,000 to $300,000 of net proceeds. These funds, if obtained, would allow the Registrant to survive through the first half of 1999. However, as of March 15, 1999, the Registrant was unable to secure any sale-and -leaseback financing committment. Thus far in 1999 the Registrant has borrowed approximately $12,000 from each of
G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. The Registrant's Chairman and President may be willing to loan additional funds to the Registrant in the future, but have made no written committment to the Registrant at this time. The Registrant's liquidity in the second half of 1999 is dependent on obtaining substantial additional funding or dramatically increased sales of its patented product (see below).

         Registrant also requires approximately $400,000 to $600,000 to adequately fund the first year's operation of its planned Clearwater glaucoma treatment center. Registrant is presently planning to secure debt financing in 1999 to finance the Clearwater treatment center. However, at this time Registrant has received no commitments from any source to provide such financing and its financing sources appear limited.

         In the fourth quarter of 1998 the Registrant commenced the sale of a limited number of units of its patented equipment to ophthalmologists in the United States over the next several months, pursuant to FDA investigational device exemption regulations. These FDA regulations permit the Registrant to recover from the sale of its product an amount equal to its costs of preparing its product for FDA approval. The Registrant's patented product was presented to a number of U.S. physicians at the convention of American Academy of Ophthalmologists in New Orleans in November 1998 and a conference in Hawaii in January 1999. The Registrant has arranged with a lender for the financing of purchases of up to 200 units of the Registrant's patented equipment by U.S. ophthalmologists. The monthly payment for the equipment by the physician will be approximately equal to the dollar amount reimbursed to the physician by Medicare for the treatment of one glaucoma patient each month. Through March 15, 1999 the Registrant had sold 3 units of its product in the U.S. The Registrant expects, without assurance, that its limited sale of its product to U.S. physicians in the coming months will have a positive impact on the Registrant's short-term liquidity; however, its sales effort may be severely limited by the Registrant's lack of funding for marketing.

         Prior to and as a result of the presentation of the Registrant's patented equipment at the New Orleans' convention of ophthalmologists in November 1998, the Registrant has held discussions with potential distributors for the Registrant's product in the U.S. on a non-exclusive and an exclusive basis. The Registrant also had negotiations in November and December 1998 with a European distributor concerning exclusive distribution of the Registrant's product in Europe pursuant to a multi-year agreement. The Registrant expects negotiations on one or more U.S. and European distribution agreements to continue throughout 1999; however, there is no assurance that any distribution contracts will ever be executed by the Registrant. Any distribution agreement executed in the near future by the Registrant will likely have a positive impact on the Registrant's liquidity and profitability in 1999.

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

         In July 1997 the Registrant issued a $75,000 promissory note bearing 10% annual interest in partial consideration for the purchase of medical equipment and office furnishings at the Scottsdale treatment center. This note required a $37,500 principal payment on July 18, 1998 (which was made) and a $37,500 final principal payment on January 18, 1999 (which was made).

         In February and March 1999 the Registrant received a loan of $12,000 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. These loans bear annual interest at the rate of 15%.

YEAR ENDING DECEMBER 31, 1997

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Registrant has not changed accountants or had any disagreements with its accountants during the audits of the last two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Registrant as of December 31, 1998 were as follows:

           Name and Address                               Position
           ----------------                               --------

      G. Richard Smith                        Director, Chairman and Secretary
      16929 E. Enterprise Drive Suite 202
      Fountain Hills, AZ 85268

      Gary R. Smith                           Director, President and Treasurer
      16929 E. Enterprise Drive Suite 202
      Fountain Hills, AZ 85268

      John T. LiVecchi                        Director
      16929 E. Enterprise Drive Suite 202
      Fountain Hills, AZ 85268

         The Registrant presently has two vacancies on its Board of Directors. Richard and Gary Smith are brothers.

         G. Richard Smith, age 50, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 G. Richard Smith was co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

         Gary R. Smith, age 54, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 Gary R. Smith was co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

         John T. LiVecchi, age 50, has been a Director of the Registrant since December 16, 1996. From July, 1995 to November 5, 1996 Dr. LiVecchi was a member of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. Dr. LiVecchi had no relationship to American Glaucoma. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to present Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant's other Directors.

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

KEY EMPLOYEE

         Dr. Leo Bores, as the former Medical Director of the Registrant's Scottsdale glaucoma treatment center, is a key employee of the Registrant. Dr. Bores received a B.S. degree in Biochemistry and Biology in 1958 from Wayne State University. Dr. Bores received his degree from the Wayne State University College of Medicine in 1962 and he served his internship at Harper Hospital in Detroit, Michigan in 1962 and 1963. Dr. Bores was a resident in Ophthalmology from 1963 to 1968 and was certified by the American Board of Ophthalmology in 1969. Dr. Bores is internationally known for his contributions to the development of radial keratotomy ("RK"). In 1994, Dr. Bores received the 1st Annual Award for outstanding scientific contributions to eye microsurgery. In 1995 Dr. Bores became the 12th recipient of the Innovators in Ophthalmology Award from the American Society for Cataract and Refractive Surgery for outstanding contributions in ophthalmic surgery. Prior to joining the Registrant in July 1997 Dr. Bores owned and operated The Bores Eye Institute in Scottsdale, Arizona, practicing ophthalmic surgery and specializing in RK for approximately 10 years.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the salaries of the Registrant's three directors for the fiscal year ending December 31, 1998.

                                                                  Long Term Compensation
                                 Annual Compensation         -------------------------------
                         ----------------------------------             Securities  Awards        Payouts
Name and                                         Other       Restricted Underlying  ------        -------
Principal                                        Annual        Stock     Options/    LTIP       All Other
Position           Year  Salary($) Bonus($)  Compensation($)  Awards($)   SARS(#)  Payouts($) Compensation($)
--------           ----  --------- --------  ---------------  ---------   -------  ---------- ---------------
G. Richard Smith,  1998    $   0     --          $125,000(1)     --      400,000(2)    --            --
Chairman

Gary R. Smith,     1998    $   0     --          $125,000(1)     --      400,000(2)    --            --
President

John LiVecchi      1998    $   0     --                --        --      400,000(2)    --            --
Director

----------
(1) $100,000 of accrued salary for 1998 and $20,000 of salary accrued from 1997 was paid to each of G. Richard Smith and Gary R. Smith in the form of restricted common stock at the rate of $.03 per share on December 21, 1998, which was the same rate offered to all employees for accrued salaries. G. Richard Smith and Gary R. Smith also received $5,000 cash as interest on their accrued salaries in October 1998.

(2) These options were awarded in December 1998, have a ten-year term and an exercise price of $.05 per share.

         On July 18, 1997, the Registrant executed a two-year agreement with Dr. Leo Bores, pursuant to which Dr. Bores will be paid a salary of $150,000 for the first year and $200,000 for the second year.

STOCK OPTION PLAN

         On December 21, 1998, the Registrant's Board of Directors adopted The 1998 Stock Option Plan (the "Option Plan") and 1,550,000 shares will be reserved for issuance thereunder. The Option Plan is structured to allow the Board of Directors discretion in creating equity incentives to management, key employees and professional consultants for the purpose of assisting the Registrant in motivating and retaining appropriate talent. On December 21, 1998, the Registrant granted options for a total of 1,550,000 shares of Registrant's common stock. These options have ten-year terms and may be exercised within 3 months after termination of employment, except if the optionee dies while employed, the option may be exercised by the optionee's beneficiary. All options issued have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee, except the Registrant's officers must wait one year after the date of grant to exercise stock appreciation rights. The following individuals received options for the following number of shares at the indicated option price: G. Richard Smith 400,000 shares at $.05; Gary R. Smith 400,000 shares at $.05; Dr. John T. LiVecchi 400,000 shares at $.05; and Dr. Leo Bores 200,000 shares at $.075. A consultant to the Registrant received an option for 150,000 shares at $.075 per share. Since these options were granted on a date when the average market price for the Registrant's stock was $.10, the Registrant accounted for the granting of these options as an expense and increase to stockholder's equity of $186,235. None of these options has been exercised as of March 15, 1999.

         The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 19, 1998 there were 31,623,292 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by: (i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                    Name and Address            Amount and Nature of     Percent
Title of Class      Beneficial Owner            Beneficial Ownership    of Class
--------------      ----------------            --------------------    --------

Common Stock   Gary R. Smith                         9,992,512 (1)         31.6%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   G. Richard Smith                     10,367,612 (2)         32.8%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   John T. LiVecchi                      2,000,000 (3)          6.3%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   Officers and Directors, as a         22,360,124 (4)         70.7%
                  Group (3 People)

----------
(1) Does not include 400,000 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plan. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 32.5% of the Registrant's total outstanding shares.

(2) Does not include 400,000 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plan. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 33.6% of the Registrant's total outstanding shares.

(3)  Does not  include  400,000  shares of stock which may be  purchased  by Dr.
     LiVecchi under the Registrant's Stock Option Plan. In the event Dr. LiVecchi purchased all of those shares, Dr. LiVecchi would own 7.5% of the Registrant's total outstanding shares.

(4) Does not include 400,000 shares of stock which may be purchased by each of Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the
     Registrant's Stock Option Plan. In the event Messrs. Smith, Smith and LiVecchi purchased all of those shares, they would collectively own 71.8% of the Registrant's total outstanding shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On November 5, 1996, the Registrant entered into the Asset Purchase Agreement with Ophthalmic International, L.L.C., and American Glaucoma, whereby 6,796,112 restricted shares of the Registrant's common stock were issued to each of Gary R. Smith and G. Richard Smith, and 2,000,000 restricted shares were issued to John T. LiVecchi. Messrs. Smith, Smith and LiVecchi became the Registrant's sole Directors as a result of this transaction. For accounting purposes, Messrs. Smith, Smith and LiVecchi are deemed to have no cost in the assets transferred to the Registrant.

         On July 28, 1997 the Registrant purchased medical equipment and office furniture from Dr. Leo Bores for $50,000 cash and a $75,000 promissory note bearing 10% annual interest. One-half of this promissory note was paid in July 1998 and the other half was paid in December 1998. The approximate fair market value of this furniture and equipment was determined to be $125,000 by an independent appraiser. The Registrant also executed a two-year lease with Dr. Bores in July, 1997 for the site of the Registrant's Scottsdale treatment center. The $3,500 monthly lease rate for this 4,200 square foot space is roughly equal to the mortgage payment of Dr. Bores on this space. The Registrant also has a two-year option to purchase this building for $400,000 cash, as negotiated between the parties.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.

         Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

         Exhibits   10.1   Lease for Clearwater Office

                    10.1   Lease for Clearwater Condo

                    10.3   1998 Stock Option Plan

                    10.4   Stock Option Agreement with Michael K. Hair

                    10.5   Stock Option Agreement with Dr. Leo Bores

                    10.6   Stock Option Agreement with Dr. John T. LiVecchi

                    10.7   Stock Option Agreement with Gary R. Smith

                    10.8   Stock Option Agreement with G. Richard Smith

         Financial Statements -- F-1

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 30, 1999 by the undersigned, thereunto authorized.

                                         CORONADO INDUSTRIES, INC.


                                         By: /s/ Gary R. Smith
                                            --------------------------------
                                                 Gary R. Smith, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.



/s/  G. Richard Smith       Chairman (Chief Executive      Dated: March 30, 1999
-------------------------   Officer), Secretary and
     G. Richard Smith       Director


/s/  Gary R. Smith          President,                     Dated: March 30, 1999
-------------------------   Treasurer (Chief Accounting
     Gary R. Smith          Officer), Director


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

                            CORONADO INDUSTRIES, INC.

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
Coronado Industries, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Coronado
Industries, Inc. as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. as of December 31, 1998, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Certified Public Accountants                  /s/ Semple & Cooper, LLP

Phoenix, Arizona
March 10, 1999

                            CORONADO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998


                                     ASSETS

Current Assets:
   Cash and cash equivalents (Note 1)                               $    36,844
   Accounts receivable, trade, net (Note 1)                              61,405
   Inventory (Note 1)                                                    24,865
   Prepaid expenses                                                      22,490
                                                                    -----------
        Total Current Assets                                            145,604

Property and Equipment, net (Notes 1 and 2)                             144,436

Other Assets:
   Intangible assets, net (Notes 1 and 3)                                32,589
                                                                    -----------

        Total Assets                                                $   322,629
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $    28,989
                                                                    -----------

        Total Current Liabilities                                        28,989
                                                                    -----------

Commitments: (Notes 4 and 7)                                                 --

Stockholders' Equity: (Note 5)
   Preferred stock - $.0001 par value; 3,000,000 shares
     authorized, none issued or outstanding                                  --
   Common stock - $.001 par value; 50,000,000 shares
     authorized, 31,560,176 shares issued and outstanding                31,561
   Additional paid-in capital                                         2,778,926
   Accumulated deficit                                               (2,516,847)
                                                                    -----------

        Total Stockholders' Equity                                      293,640
                                                                    -----------

        Total Liabilities and Stockholders' Equity                  $   322,629
                                                                    ===========
                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1998 and 1997


                                                    1998                1997
                                                ------------       ------------

Patient Revenues, Net (Note 1)                  $    292,788       $     26,107

Cost of Patient Revenues                             512,969            269,736
                                                ------------       ------------

Gross Loss                                          (220,181)          (243,629)

General and Administrative Expenses                1,386,892            567,177
                                                ------------       ------------
Loss from Operations                              (1,607,063)          (810,806)

Interest Expense                                     (15,007)           (26,381)

Other Income                                              66              7,485
                                                ------------       ------------

Net Loss                                        $ (1,622,014)      $   (829,702)
                                                ============       ============

Basic Loss per Share (Note 1)                   $       (.08)      $       (.04)
                                                ============       ============

Weighted Average Shares Outstanding               20,741,855         18,504,392
                                                ============       ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For The Years Ended December 31, 1998 and 1997

                                                                                     Total
                                     Common Stock                                    Stock-
                                ---------------------   Additional                   holders'
                                   Shares                 Paid-in    Accumulated     Equity
                                Outstanding    Amount     Capital      Deficit      (Deficit)
                                ----------    -------   ----------   -----------   ----------
Balance at December 31, 1996    18,344,253    $18,344   $   37,149   $   (65,131)  $   (9,638)

Proceeds from sale of stock,
 net of costs of $138,659          568,400        568      573,523            --       574,091

Stock issued for services           50,000         50      119,950            --       120,000

Net loss                                --         --           --      (829,702)     (829,702)
                                ----------    -------   ----------   -----------   -----------
Balance at December 31, 1997    18,962,653     18,962      730,622      (894,833)     (145,249)

Proceeds from sale of stock,
 net of costs of $259,320        3,715,367      3,716    1,315,079            --     1,318,795

Stock issued for services        8,866,334      8,867      539,095            --       547,962

Stock issued as loan payment        15,822         16        7,895            --         7,911

Stock options issued for
 services                               --         --      186,235            --       186,235

Net loss                                --         --           --    (1,622,014)   (1,622,014)
                                ----------    -------   ----------   -----------   -----------
Balance at December 31, 1998    31,560,176    $31,561   $2,778,926   $(2,516,847)  $   293,640
                                ==========    =======   ==========   ===========   ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1998 and 1997


                                                          1998           1997
                                                       ----------     ---------
Cash Flows from Operating Activities:
   Cash received from customers                       $   239,258     $  25,783
   Cash paid to suppliers and employees                (1,249,697)     (609,807)
                                                      -----------     ---------
        Net cash used by operating
          activities                                   (1,010,439)     (584,024)
                                                      -----------     ---------
Cash Flows from Investing Activities:
   Purchase of fixed assets                               (26,666)      (92,935)
   Cash disbursements for patents                              --       (30,684)
                                                      -----------     ---------
        Net cash used by investing
          activities                                      (26,666)     (123,619)
                                                      -----------     ---------
Cash Flows from Financing Activities:
   Cash received from notes payable                            --       192,000
   Repayment of notes payable                            (310,477)           --
   Cash received from sale of stock                     1,318,795       574,091
                                                      -----------     ---------
        Net cash provided by financing
          activities                                    1,008,318       766,091
                                                      -----------     ---------
Net increase (decrease) in cash and
   cash equivalents                                       (28,787)       58,448

Cash and cash equivalents at beginning of year             65,631         7,183
                                                      -----------     ---------

Cash and cash equivalents at end of year              $    36,844     $  65,631
                                                      ===========     =========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 For The Years Ended December 31, 1998 and 1997


                                                         1998            1997
                                                      ---------       ---------
Reconciliation of Net Loss to Net Cash Used
 by Operating Activities:
     Net loss                                        $(1,622,014)     $(829,702)
                                                     -----------      ---------
Adjustments to reconcile net loss to net
 cash used by operating activities:
    Depreciation                                          31,632         27,332
    Amortization                                           3,756          2,605
    Stock issued for services                            547,962        120,000
    Interest added to principal of notes
      payable                                             15,007         26,381
    Stock options issued for services                    186,235             --

Changes in Assets and Liabilities:
    Accounts receivable
      - trade                                            (53,596)        (7,809)
      - other                                              3,999         (3,999)
    Inventory                                             18,166        (32,464)
    Prepaid expenses                                      82,010       (104,500)
    Accounts payable                                     (47,701)        72,793
    Accrued salaries                                    (153,673)       123,117
    Accrued payroll taxes and other                      (22,222)        22,222
                                                     -----------      ---------

                                                         611,575        245,678
                                                     -----------      ---------

Net Cash Used by Operating Activities                $(1,010,439)     $(584,024)
                                                     ===========      =========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

   Organization:

   Coronado Industries, Inc. (the Company) was originally incorporated under the laws of the State of New York in December 1989 as First Lloyd Funding, Inc., which subsequently changed its name to Logical Computer Services of New York, Ltd. In September, 1996, the Company changed its name to Coronado Industries, Inc. The Company was a non-operating shell corporation with nominal net assets prior to its merger on November 5, 1996, when the Company acquired one hundred percent (100%) of the assets of Ophthalmic International, L.L.C. and American Glaucoma.

   The stockholders of American Glaucoma and Ophthalmic International, L.L.C., which are the same for both corporations, obtained majority control of the Company in the combination, and therefore, were considered the accounting acquiror. Therefore, the transaction was accounted for as a reverse merger.

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

   Principles of Consolidation:

   The consolidated financial statements include the activity of Coronado Industries, Inc., together with its wholly-owned subsidiaries, Ophthalmic International, Inc., American Glaucoma, Inc. and Arizona Glaucoma Institute, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

   Cash and Cash Equivalents:

   Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

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

   Loss Per Share:

   Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented, as their effect is anti-dilutive.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

   Allowance for Doubtful Accounts:

   The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding. At December 31, 1998, an allowance of $12,655 has been provided for potentially uncollectible accounts receivable. Bad debt expense for the year ended December 31, 1998 was $12,655.

   Allowance for Contractual Adjustments:

   In addition, the Company estimates contractual adjustments to its billings by third-party payors based on the Company's historical experience. At December 31, 1998, an allowance in the amount of $10,784 has been accrued and offset against revenues.

   Advertising:

   Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 1998 and 1997 were $120,102 and $124,857, respectively.

   Revenue Recognition:

   The Company recognizes revenues on the accrual basis, when the procedures are performed.

   Stock Based Compensation:

   The Company has elected to follow Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is below the market price of the underlying stock on the date of grant, compensation expense is recorded in the year of grant in accordance with FAS No. 123. See
   Note 5 below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (Statement No. 123) when the exercise price equals or exceeds the market price on the date of grant.

   New Accounting Pronouncements:

   During the year ended  December 31, 1997,  the Company  adopted  Statement of
   Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS No. 130 did not have any effect on the
   Company's   financial  position  or  results  of  operations.

                           CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

   New Accounting Pronouncements: (Continued)

   During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131). SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. Adoption of SFAS No. 131 did not have any effect on the Company's financial position or results of operations.

2. Property and Equipment:

   At December 31, 1998, property and equipment consists of the following:

        Office furniture and equipment                       $ 58,433
        Machinery and equipment                               141,270
        Leasehold improvements                                  5,463
                                                             --------
                                                              205,166
            Less: accumulated depreciation                    (60,730)
                                                             --------

        Net property and equipment                           $144,436
                                                             ========

   Depreciation expense was $31,632 and $27,332, respectively, for the years ended December 31, 1998 and 1997.

3. Intangible Assets:

   Intangible assets consist of goodwill, which represents the excess of the cost of the combined companies over the fair value of their net assets at the date of combination, and legal costs incurred to secure patents. Goodwill and patents are being amortized ratably over five (5) and fifteen (15) years, respectively. Amortization expense charged to operations for the years ended December 31, 1998 and 1997 was $3,756 and $2,605, respectively.

4. Related Party Transactions:

   Commitments:

   The Company currently leases office space for its glaucoma treatment center in Scottsdale, Arizona from a related party under a non-cancellable operating lease agreement, which expires in July, 1999. Under the terms of the lease, the Company pays monthly rent of $3,500. For the year ended December 31, 1998, rent expense under the aforementioned non-cancellable operating lease agreement was $42,000.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. Related Party Transactions: (Continued)

   Commitments: (Continued)

   Future minimum payments due under the operating lease agreement, are as follows:

               Year Ending
               December 31,                   Amount
               ------------                   ------
                   1999                       $24,500
                                              =======

5. Stockholders' Equity (Deficit):

   Common Stock and Common Stock Warrants:

   The Company issued 3,715,367 shares of stock for $1,318,795, net of costs of $259,320, through private offerings during the year ended December 31, 1998. In relation to those offerings, the Company issued a total of 1,236,623 common stock warrants to the underwriter and their representatives.

   The Company issued 568,400 shares of common stock for $574,091, net of costs of $138,659, through private offerings throughout the year ended December 31, 1997. In relation to those offerings, the Company issued a total of 568,400 common stock warrants to the underwriter and its representatives.

   All outstanding warrants have an exercise price of $2.50 per share through December 31, 2000, when they expire.

   Employee Stock Options and Stock Plans:

   On December 21, 1998, the Board of Directors approved The 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,550,000 shares of common stock are reserved for issuance.

   Following is a summary of the status of the stock option plan for employees and directors during the year ended December 31, 1998.

                                                                Weighted
                                                                 Average
                                                   Number       Exercise
                                                 of Options       Price
                                                 ----------       -----

         Outstanding at December 31, 1997         --                --
         Granted in 1998                          1,400,000        .05
                                                  ---------       ----
         Outstanding at December 31, 1998         1,400,000        .05
                                                  =========       ====

                                                                Weighted
                                                                 Average
                                                                Remaining
                              Exercise             Number      Contractual
                               Price             of Options       Life
                               -----             ----------    -----------
                              $.05                1,200,000        10
                              $.075                 200,000        10
                                                  ---------
                                                  1,400,000
                                                  =========

   All of the above options are currently exercisable.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5. Stockholders' Equity (Deficit): (Continued)

         All stock options issued to employees have an exercise price less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options under FAS No. 123, $186,235 in related compensation expense was recorded in the Company's financial statements for the year ended December 31, 1998.

   In 1998, the Company issued 650,000 options for services rendered. The options were issued to two entities in the amounts of 500,000 and 150,000. The exercise price for the options is $1.25 and .075, respectively and are exercisable until February, 1999 and December 2008, respectively.

   Following is a summary of the status of non-employee stock options and warrants during the years ended December 31, 1998 and 1997:

                                                    Number           Weighted
                                                  of Options         Average
                                                      and            Exercise
                                                   Warrants           Price
                                                   --------           -----
        Outstanding at December 31, 1997                  --            --
        Granted in 1998                              650,000           .98
                                                     -------          ----

        Outstanding at December 31, 1998             650,000          $.98
                                                     =======          ====

                            CORONADO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Income Taxes:

   As of December 31, 1998, the components of deferred income taxes are as follows:

       Current Deferred Tax Assets (Liabilities):
         Allowance for doubtful accounts                             $  3,000
         Less: valuation allowance                                     (3,000)
                                                                     ---------
         Net Current Deferred Tax Asset                              $      --
                                                                     =========
       Long-term Deferred Tax Assets (Liabilities):
         Net operating loss carryforwards                            $ 588,500
         Depreciation and amortization                                  (8,000)
                                                       --------
                                                        580,500
         Less: valuation allowance                                    (580,500)
                                                       --------
       Net Long-term Deferred Tax Liability                          $      --
                                                                     =========

   Based on the weight of available evidence, the Company has provided a full valuation allowance on its deferred tax asset at December 31, 1998.

   As of December 31, 1998, the Company has net operating loss carryforwards available to offset future federal and state taxable income in the amounts of $2,452,685 and $2,315,490, respectively, and expiring as follows:

             Net Loss Carryforward
             ---------------------
                            Amount Available         Year of Expiration
                         ----------------------      ------------------
             Year        Federal          State      Federal      State
             ----        -------          -----      -------      -----

             1993      $  137,195      $       --      2008          --
             1994          65,131          65,131      2009        1999
             1995          96,528          96,528      2010        2000
             1996          31,021          31,021      2011        2001
             1997         673,948         673,948      2012        2002
             1998       1,448,812       1,448,812      2013        2003
                       ----------      ----------

                       $2,452,685      $2,315,490
                       ==========      ==========

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7. Commitments:

   The Company currently leases office space in Fountain Hills, Arizona and Largo, Florida under non-cancellable operating lease agreements which expire through September, 2001. Under the terms of the lease agreements, the Company pays monthly rents in the approximate aggregate amount of $4,500. For the year ended December 31, 1998 and 1997, rent expense under the aforementioned non-cancellable operating lease agreements was $20,234 and $10,411, respectively.

   Future minimum payments due under the operating lease agreements, are as follows:

               Year Ending
               December 31,                  Amount
               ------------                  ------

                  1999                      $ 53,979
                  2000                        53,979
                  2001                        37,567
                                            --------

                                            $145,525
                                            ========

8.  Non-Cash Investing and Financing Activities:

    The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments.

    For the year ended December 31, 1998, these non-cash activities are as follows:

         15,822 shares of common stock were issued as repayment of a note payable and related accrued interest totaling $7,911.

         8,866,334 shares of common stock were issued for services and accrued salaries, which were valued at $547,962.

    For the year ended December 31, 1997, these non-cash activities are as follows:

         50,000 shares of common stock were issued for services valued at $120,000.

         Purchased equipment through the issuance of a note in the amount of $75,000.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  Subsequent Event:

    Subsequent to December 31, 1998, the Company ceased patient operations at its Scottsdale, Arizona facility. The Company intends to use the equipment and furniture from the Scottsdale treatment center at its Clearwater, Florida treatment center, subject to obtaining sufficient financing to open the Clearwater facility. All of the revenues for the years ended December 31, 1998 and 1997 were generated by this facility.

10. Year 2000 Issue: (Unaudited)

    Like other companies, Coronado Industries, Inc. could be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.

11. Going Concern:

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

    The primary business of the Company is to manufacture and market a patented treatment device for Open Angle Glaucoma, and to operate glaucoma treatment clinics where the patented treatment procedures are performed. The first of these clinics was opened in 1997, but was not profitable, and was closed subsequent to the balance sheet date.

    In addition, the Company has incurred net losses of $1,622,014 and $829,702 in 1998 and 1997, respectively. Unaudited information subsequent to December 31, 1998, indicates that the losses are continuing.

    The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Unaudited Pro Forma Condensed Consolidated Financial Statements:

    The following unaudited pro forma condensed consolidated financial statements give effect to the closing of the Scottsdale Clinic subsequent to December 31, 1998. They are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the closing been effected on the dates indicated or of the results which may be obtained in the future.

    The pro forma entries are described in the accompanying notes to the unaudited pro forma condensed consolidated financial statements. The pro forma unaudited condensed consolidated statements of operations assume the closing took place on the first day of the period presented.

                            CORONADO INDUSTRIES, INC.
      PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      For The Year Ended December 31, 1998

Pro Forma Consolidated Financial Statements:

The  following  represents  pro  forma  condensed  consolidated   statements  of
operations for the year ended December 31, 1998, assuming the closing of the Scottsdale Clinic was as of January 1, 1998:


                                 Coronado                          Pro Forma
                                Industries,     Pro Forma         Consolidated
                                   Inc.        Adjustments          Amounts
                               -----------     -----------        ------------

Revenues                       $   292,788     $(292,788)(1)               --

Cost of Revenues                  (512,969)      512,969 (1)               --
                               -----------                        -----------

Gross Loss                        (220,181)                                --

General and Administrative
 Expenses                       (1,386,892)     (150,000)(2)       (1,536,892)
                               -----------                        -----------

Loss from Operations            (1,607,083)                        (1,536,892)

Other Expense                      (14,941)                           (14,941)
                               -----------                        -----------

Net Loss                       $(1,622,014)                       $(1,551,833)
                               ===========                        ===========
Loss per Share:
  Basic                        $      (.08)                       $     (.07)
                               ===========                        ===========
Weighted Average Number of
 Shares Outstanding:
  Basic                         20,741,855                         20,741,855
                               ===========                        ===========

(1) To eliminate sales and costs of sales of the Scottsdale Clinic.

(2) To record salaries from the Scottsdale Clinic which will be absorbed by the corporate offices.

                            CORONADO INDUSTRIES, INC.
      PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      For The Year Ended December 31, 1997

Pro Forma Consolidated Financial Statements:

The  following  represents  pro  forma  condensed  consolidated   statements  of
operations for the year ended December 31, 1997, assuming the closing of the Scottsdale Clinic was as of January 1, 1997:

                                 Coronado                          Pro Forma
                                Industries,     Pro Forma         Consolidated
                                   Inc.        Adjustments          Amounts
                               -----------     -----------        ------------

Revenues                       $   26,107      $(26,107)(1)       $        --

Cost of Revenues                 (269,736)      269,736 (1)                --
                               ----------                         -----------

Gross Loss                       (243,629)                                 --

General and Administrative
 Expenses                        (567,177)      (50,000)(2)          (617,177)
                               ----------                         -----------

Loss from Operations             (810,806)                           (617,177)

Other Expense                     (18,896)                            (18,896)
                               ----------                         -----------

Net Loss                       $ (829,702)                        $  (636,073)
                               ==========                         ===========
Loss per Share:
  Basic                        $     (.04)                        $      (.03)
                               ==========                         ===========
Weighted Average Number of
 Shares Outstanding:
  Basic                        18,504,392                          18,504,392
                               ==========                         ===========


(1) To eliminate sales and costs of sales of the Scottsdale Clinic.

(2) To record salaries from the Scottsdale Clinic which will be absorbed by the corporate offices.