Form 10QSB
period 1999-03-31
CORONADO INDUSTRIES INC
filed 1999-05-17
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

                 For the quarterly period ended - March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

               For the transition period from ________ to ________

                       Commission file number 33-33042-NY


                            CORONADO INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                       22-3161629
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   16929 E. Enterprise Drive, Suite 202, Fountain Hills, AZ             85268
---------------------------------------------------------------       ----------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999: 31,623,292.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            CORONADO INDUSTRIES, INC.
                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                                                      March 31,     December 31,
                                                        1999           1998
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash                                             $    8,211      $  36,844
   Accounts Receivable, net                             63,726         61,405
   Inventory                                            24,265         24,865
   Prepaid Expenses                                      4,345         22,490
                                                    ----------      ---------
        Total Current Assets                           100,547        145,604

Property and Equipment, net                            136,536        144,436

Other Assets:
   Intangible Assets                                    31,650         32,589
                                                    ----------      ---------
        Total Assets                                $  268,733      $ 322,629
                                                    ==========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note Payable to Related Party -
      Current Portion                                   24,000              0
   Accounts Payable                                     38,028         28,989
   Accrued Salaries                                     50,000              0
                                                    ----------      ---------
        Total Current Liabilities                   $  112,028      $  28,989

Long-term Debt                                               0              0
                                                    ----------      ---------
        Total Liabilities                           $  112,028         28,989
                                                    ----------      ---------
Stockholders' Equity:
   Preferred Stock                                           0              0
   Common Stock - $.001 par value;
    50,000,000 shares authorized, 31,626,292
    shares outstanding at March 31, 1999;
    31,560,176 outstanding at December 31, 1998         31,623         31,561
   Additional Paid-in Capital                        2,794,642      2,778,926
   Accumulated Deficit                              (2,669,560)    (2,516,847)
                                                    ----------      ---------
        Total Stockholders' Equity                     156,705        293,640
                                                    ----------      ---------
Total Liabilities And Stockholders'
   Equity                                           $  268,733      $ 322,629
                                                    ==========      =========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                    March 31,       March 31
                                                      1999            1998
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------
Product Revenues                                   $    46,000     $         0

Patient Revenue                                         28,005          99,117
                                                   -----------      ----------
   Total Revenues                                       74,005          99,117

Cost of Product Revenues                                 3,900               0

Cost of Patient Revenues                                67,255         131,958
                                                   -----------      ----------
   Total Costs                                          71,155         131,958
                                                   -----------      ----------

Gross Profit (Loss)                                      2,850         (32,841)

General and Administrative Expenses                    154,963         218,443
                                                   -----------      ----------
Loss from Operations                                  (152,113)       (251,284)

Interest Expense                                          (600)        (11,011)

Other Income                                                 0              66
                                                   -----------     -----------

Net Loss                                              (152,713)       (262,229)
                                                   ===========     ===========

Basic Loss per Share                               $      0.00     $     (0.01)
                                                   ===========     ===========

Weighted Average Shares Outstanding                 31,591,734      19,203,014
                                                   ===========     ===========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                       March 31,      March 31
                                                         1999           1998
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Cash paid for operating expenses                   $ (68,411)    $(365,613)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                      0       (11,743)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                              24,000        25,000
   Proceeds from stock sale                                   0       721,549
   Repayment of debt                                          0      (224,631)
   Services for stock                                    15,778             0
                                                      ---------     ---------
NET INCREASE (DECREASE) IN CASH                         (28,633)      144,562

CASH, beginning period                                   36,844        65,631
                                                      ---------     ---------
CASH, end of period                                   $   8,211     $ 210,193
                                                      =========     =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                           $(152,713)    $(262,229)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                        7,900        18,402
      Amortization                                          939           875
      Interest                                                0         5,469
      (Increase) decrease in:
        Accounts receivable                              (2,321)      (69,392)
        Prepaid expenses                                 18,145        53,750
        Inventory                                           600             0
      Increase (decrease) in:
        Accounts payable                                  9,039       (50,095)
        Accrued salaries                                 50,000       (50,000)
        Accrued payroll taxes                                 0       (12,293)
                                                      ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                 $ (68,411)    $(365,613)
                                                      =========     =========

                           Coronado Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                           CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. BASIC LOSS PER SHARE:

For the three month periods ending March 31, 1999 and 1998, basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented as their affect is antidilutive.

3.  SEGMENT INFORMATION:

The Company divides its revenues and costs on the following geographic basis for segment reporting purposes:
                                                       3 Month
                                                       -------
       Scottsdale revenues                           $  28,005
       Scottsdale costs                                 67,255
                                                     ---------
                                                     $ (39,250)

       General corporate revenues                    $  46,000
       General corporate costs                         158,863
                                                     ---------
                                                     $(112,863)

The Company's assets are allocated on the following geographic basis for segment reporting purposes:

       Scottsdale                                     $      0
       Clearwater                                        4,345
       General corporate                               264,388
                                                      --------
         Total Assets                                 $268,733

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


QUARTER ENDING MARCH 31, 1999

OPERATIONS. Registrant was a development stage company through the quarter ended September 30, 1997, with revenues having been generated from its Scottsdale glaucoma treatment center starting on September 1, 1997. Since Registrant closed its Scottsdale glaucoma treatment center on March 2, 1999 (see below), there is no complete quarter of the 1999 fiscal year to compare to the prior year's first quarter operations.

For the quarter ending March 31, 1999 Registrant experienced a net loss from operations of $152,113, which was comprised of a net loss from Registrant's Scottsdale treatment center of $39,250, a net gain from the sale of Registrant's product of $42,100 and its general and administrative expenses incurred at the corporate level of $154,963. 67.7% of Registrant's 1999 first quarter corporate expenses consisted of officers salaries of $50,000 (32.3%), professional expenses of $44,830 (28.9%) and shareholder services and media promotion of $10,000 (6.5%). In comparison, during the first quarter of the 1998 fiscal year 73.8% of Registrant's corporate expense of $218,443 consisted of officers salaries of $50,000 (22.8%), professional expenses of $40,477 (18.5%) and shareholder services and media promotion of $70,941 (32.5%). Registrant expects its professional expenses in 1999 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $25,000 per month. Registrant expects no change in its officers salaries in 1999. Since most of Registrant's shareholder services expenses are paid with Registrant's stock and not cash, Registrant's shareholder services expenses are likely to be higher in the remainder of 1999 than the first quarter.

During the first quarter of 1998 Registrant's Scottsdale treatment center generated $28,005 of gross revenues. The Registrant generally recognizes services rendered as revenues when rendered to the patient. Any amount not paid by Medicare or another third-party payor for the Registrant's patented procedure or a traditional diagnostic or treatment procedure is written off by the Registrant on a patient-by-patient basis when the payment is received by Registrant, which is the general practice in the medical profession. At 1998 year-end Registrant wrote-off $12,655 of receivables as uncollectible. During the first quarter of 1999 Registrant wrote-off none of its receivables as uncollectible.

During the first quarter of 1998 the Registrant's Scottsdale treatment center produced a net loss of $39,250, with revenues of $28,005 and costs of revenues of $67,255 before allocation of management overhead. In the first quarter of 1999 the services of Dr. Leo Bores, the Medical Director of the Scottsdale treatment center, were needed at the Registrant's headquarters in connection with the Registrant's FDA product approval process and the Scottsdale treatment center was closed on March 2, 1999. However, the Registrant intends to move the equipment used in the Scottsdale center to the Clearwater center without incurring any loss on that equipment. No charges or write-offs will be incurred from the closure of the Scottsdale treatment center, and all losses incurred in the past at the Scottsdale treatment center are recoverable from the sale of the Registrant's patented equipment in the U.S. prior to FDA product approval (see below).

The Registrant currently plans on opening its Clearwater treatment center within three months of securing the services of a suitable medical director and obtaining sufficient financing for the center (see below). The Registrant incurred expenses of $17,000 in the first quarter of 1998 in connection with the Clearwater treatment center. The Registrant is hopeful, without any assurance, that the right physician will be able to make the Clearwater treatment center much more profitable than the Scottsdale center. However, the Registrant will incur substantial travel expenses in the future in managing the Clearwater treatment center, expenses which were not involved in managing the Scottsdale treatment center.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and minimal general and administrative cash expenses totaling approximately $700,000 per year, the Registrant was suffering from a liquidity shortage during the first quarter of 1999. On May 4, 1999 Registrant obtained a loan of $270,000 from a third party. This loan bears an annual interest rate of 18% and is secured by Registrant's equipment, inventory and accounts receivable, a security deposit of $40,000 from the loan proceeds and the personal guaranty of Registrant's Chairman, G. Richard Smith. These funds should allow Registrant to continue the marketing of its product in the U.S. and abroad on a limited basis for 4 to 6 months.

Thus far in 1999 Registrant has borrowed approximately $24,000 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. The Registrant's Chairman and President may be willing to loan additional funds to the Registrant in the future, but have made no written commitment to the Registrant at this time. The Registrant's liquidity in the second half of 1999 is dependent on obtaining substantial additional funding or dramatically increased sales of its patented product (see below).

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

In fourth quarter of 1998 the Registrant commenced the sale of a limited number of units of its patented equipment to ophthalmologists in the United States, pursuant to FDA investigational device exemption regulations. These FDA regulations permit the Registrant to recover from the sale of its product an amount equal to its costs of preparing its product for FDA approval. The Registrant's patented product was presented to a number of U.S. physicians at the convention of American Academy of Ophthalmologists in New Orleans in November 1998 and a conference in Hawaii in January 1999. The Registrant has arranged with a lender for the financing of purchases of up to 200 units of the Registrant's patented equipment by U.S. ophthalmologists. The monthly payment for the equipment by the physician will be approximately equal to the dollar amount reimbursed to the physician by Medicare for the treatment of one glaucoma patient each month. Through March 31, 1999 the Registrant had sold 3 units of its product in the U.S. The Registrant expects, without assurance, that its limited sale of its product to U.S. physicians in the coming months will have a positive impact on the Registrant's short-term liquidity; however, its sales effort may be somewhat limited by Registrant's lack of substantial funding for marketing.

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

In May 1999 Registrant commenced a marketing plan for distribution of its product in the United States through independent, regional distributors of ophthalmic equipment. Registrant expects to execute non-exclusive agreements with several such distributors during the next few months; however, thus far no distributor has executed any distribution agreement with Registrant. Any distribution of Registrant's product in the near future through such distributors will likely have a positive impact on the Registrant's liquidity and profitability in 1999.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

In February and March 1999 the Registrant received loans totaling $12,000 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. These loans bear annual interest at the rate of 15%.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no legal proceedings instituted by or against the Registrant during the quarter ending March 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            Registrant filed a Form 8-K with the Commission on March 16, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                   CORONADO INDUSTRIES, INC.


Date: May 14, 1999                 By: /s/ Gary R. Smith
     -------------                    ----------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Accounting Officer)