Form 10QSB
period 1999-06-30
CORONADO INDUSTRIES INC
filed 1999-08-16
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended - June 30, 1999

[-] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999: 32,283,373.

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

                            CORONADO INDUSTRIES, INC.
                                 BALANCE SHEETS
                      June 30, 1999 and December 31, 1998

                                                      June 30,     December 31,
                                                        1999           1998
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash                                             $   91,368     $   36,844
   Accounts Receivable, net                             31,257         61,405
   Inventory                                            24,265         24,865
   Prepaid Expenses                                          0         22,490
                                                    ----------      ---------
        Total Current Assets                           146,890        145,604

Property and Equipment, net                            128,636        144,436

Other Assets:
   Intangible Assets                                    30,711         32,589
   Deferred Loan Expense                                29,000              0
                                                    ----------      ---------
        Total Assets                                $  335,237      $ 322,629
                                                    ==========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Note Payable to Related Party -
      Current Portion                                        0              0
   Accounts Payable                                     38,597         28,989
   Accrued Salaries                                    125,000              0
                                                    ----------      ---------
        Total Current Liabilities                   $  163,597      $  28,989

Long-term Debt                                         230,000              0
                                                    ----------      ---------
        Total Liabilities                           $  393,597         28,989
                                                    ----------      ---------
Stockholders' Equity (Deficit):
   Preferred Stock                                           0              0
   Common Stock - $.001 par value;
    50,000,000 shares authorized, 32,283,373
    shares outstanding at June 30, 1999;
    31,560,176 outstanding at December 31, 1998         32,273         31,561
   Additional Paid-in Capital                        2,974,671      2,778,926
   Accumulated Deficit                              (3,065,304)    (2,516,847)
                                                    ----------      ---------
        Total Stockholders' Equity (Deficit)           (58,360)       293,640
                                                    ----------      ---------
Total Liabilities And Stockholders'
   Equity (Deficit)                                 $  335,237      $ 322,629
                                                    ==========      =========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
           SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND MARCH 31, 1999
                                  (Unaudited)

                                               Six Months                Three Months
                                       -------------------------   -------------------------
                                          1999          1998          1999          1998
                                       -----------   -----------   -----------   -----------
Product Revenues                       $    46,000   $         0   $         0   $         0

Patient Revenue                             28,005       179,767             0        80,650
                                       -----------    ----------   -----------    ----------
   Total Revenues                           74,005       179,767             0        80,650

Cost of Product Revenues                   125,150             0       121,250             0

Cost of Patient Revenues                    67,255       256,790             0       124,832
                                       -----------    ----------   -----------    ----------
   Total Cost of Revenues                  192,405       256,790       121,250       124,832
                                       -----------    ----------   -----------    ----------

Gross Loss                                 118,400        77,023       121,250        44,182

General and Administrative Expenses        531,162       559,573       376,199       341,130
                                       -----------    ----------   -----------    ----------
Loss from Operations                      (649,562)     (636,596)     (497,449)     (385,312)

Interest Expense                            (8,895)      (12,172)       (8,295)       (1,161)

Deferred Loan Expense                       (l,000)            0        (1,000)            0

Other Income                               111,000            66       111,000             0
                                       -----------   -----------   -----------   -----------

Net Loss                                  (548,457)     (648,702)     (395,744)     (386,473)
                                       ===========   ===========   ===========   ===========

Basic Loss per Share                   $      (.02)  $     (0.03)  $      (0.1)  $     (0.02)
                                       ===========   ===========   ===========   ===========

Weighted Average Shares Outstanding     31,921,774    19,979,061    31,954,432    20,754,324
                                       ===========   ===========   ===========   ===========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                       June 30,       June 30,
                                                         1999           1998
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Cash paid for operating expenses                   $(203,843)    $(215,898)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                      0        (2,175)
   Sale of building                                     111,000             0

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                             246,000             0
   Repayment of debt                                    (40,000)      (20,058)
   Proceeds from stock sale                                   0       537,203
   Loan origination fee                                 (30,000)            0
                                                      ---------     ---------
NET INCREASE (DECREASE) IN CASH                          83,157       299,072

CASH, beginning period                                    8,211       210,193
                                                      ---------     ---------
CASH, end of period                                   $  91,368     $ 509,265
                                                      =========     =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                           $(395,744)    $(386,473)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Deferred loan expense                               1,000             0
      Amortization                                          939           876
      Depreciation                                        7,900         6,733
      Stock issued for services                         180,679       165,000
      (Gain) on sale of building                       (111,000)            0

   Increase in:
        Accounts receivable                              32,469       (18,091)
        Inventory                                             0             0
        Patents                                               0             0
        Professional retainers                                0             0
        Prepaid expenses                                  4,345        (4,250)

      Increase (decrease) in:
        Accounts payable                                    569       (11,689)
        Accrued salaries                                 75,000        30,000
        Accrued expenses                                      0             0
        Accrued payroll taxes                                 0         1,996
                                                      ---------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $(203,843)    $(215,898)
                                                      =========     =========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                       June 30,       June 30,
                                                         1999           1998
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Cash paid for operating expenses                   $(256,476)    $ (580,652)

CASH FLOW USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                      0        (13,919)
   Sale of building                                     111,000              0

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                             230,000         25,000
   Repayment of debt                                          0       (245,470)
   Proceeds from stock sale                                   0      1,258,675
   Loan origination fee                                 (30,000)             0
                                                      ---------     ----------
NET INCREASE (DECREASE) IN CASH                          54,524        443,634

CASH, beginning period                                   36,844         65,631
                                                      ---------     ----------
CASH, end of period                                   $  91,368     $  509,265
                                                      =========     ==========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                           $(548,457)    $ (648,702)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Deferred loan expense                               1,000              0
      Amortization                                        1,878          1,752
      Depreciation                                       15,800         25,135
      Stock issued for services                         196,457        175,000
      (Gain) on sale of building                       (111,000)             0
   Increase in:
        Accounts receivable                              30,148        (87,483)
        Inventory                                           600              0
        Patents                                               0              0
        Professional retainers                                0              0
        Prepaid expenses                                 22,490         49,500

      Increase (decrease) in:
        Accounts payable                                  9,608        (61,784)
        Accrued salaries                                125,000        (23,673)
        Accrued expenses                                      0              0
        Accrued payroll taxes                                 0        (10,397)
                                                      ---------     ----------
NET CASH USED IN OPERATING ACTIVITIES                 $(256,476)    $ (580,652)
                                                      =========     ==========

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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                           CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. BASIC LOSS PER SHARE:

For the three month and six month periods ending June 30, 1999 and 1998, basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented as their affect is antidilutive.

3.  SEGMENT INFORMATION:

The Company divides its revenues and costs on the following geographic basis for segment reporting purposes:
                                               3 Month           6 Month
                                               -------           -------
       Scottsdale revenues                    $  28,005         $  28,005
       Scottsdale costs                          67,255            67,255
                                              ---------         ---------
                                              $ (39,250)        $ (39,250)

       General corporate revenues             $  46,000         $  46,000
       General corporate costs                  158,863           656,312
                                              ---------         ---------
                                              $(112,863)        $(610,312)

The Company's assets are allocated on the following geographic basis for segment reporting purposes:

       Scottsdale                                     $      0
       Clearwater                                      108,636
       General corporate                               226,601
                                                      --------
         Total Assets                                 $335,237
                                                      ========

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

QUARTER ENDING JUNE 30, 1999

Operations. Registrant was a development stage company through the quarter ended September 30, 1997, with revenues having been generated from its Scottsdale glaucoma treatment center starting on September 1, 1997. Since Registrant closed its Scottsdale glaucoma treatment center on March 2, 1999, there is no complete quarter of the 1999 fiscal year to compare to the prior year's operations.

For the  quarter  ending  June 30,  1999  Registrant  experienced  a net loss of
$395,744, which was comprised primarily of a net loss from the sale of Registrant's product of $121,250, its general and administrative expenses incurred at the corporate level of $376,199 and a net gain from the sale of the Scottsdale treatment center building of $111,000. The Registrant had a net loss from operations of $497,449 for the quarter ending June 30, 1999. Registrant's costs of product revenues of $121,250 for the quarter were incurred in the hiring of European marketing consultants in May 1999 with the payment of Registrant's common stock. Additional payments to these consultants in the future will be paid as a percentage of sales generated. 58.8% of Registrant's 1999 second quarter corporate expenses consisted of officers salaries of $75,000 (19.9%), professional expenses of $83,045 (22.0%) and shareholder services and media promotion of $63,080 (16.8%). In comparison, during the second quarter of the 1998 fiscal year 81.7% of Registrant's corporate expense of $278,403 consisted of officers salaries of $50,000 (14.7%), professional expenses of $55,468 (16.3%) and shareholder services and media promotion of $172,935 (50.7%). In April 1999 the annual salaries of Registrant's Chairman and President were increased to $150,000. Registrant expects its professional expenses in 1999 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $25,000 per month. Since the Registrant engaged a public relations firm in the second quarter who will receive cash for services, it is likely that Registrant's shareholder services expenses will be lower in the remainder of 1999 than in the second quarter.

SIX MONTHS ENDING JUNE 30, 1999

OPERATIONS. For the six months ending June 30, 1999 Registrant experienced a net loss of $548,457, which was comprised primarily of a net loss from the sale of Registrant's product of $118,400, its general and administrative expenses incurred at the corporate level of $531,162 and a net gain from the sale of the Scottsdale treatment center building of $111,000. The Registrant had a net loss from operations of $649,562 for the six months ending June 30, 1999. 61.4% of Registrant's 1999 first half corporate expenses consisted of officers salaries of $125,000 (23.5%), professional expenses of $127,875 (24.1%) and shareholder services and media promotion of $73,080 (13.8%). In comparison, during the first half of the 1998 fiscal year 78.6% of Registrant's corporate expense of $559,573 consisted of officers salaries of $100,000 (17.9%), professional expenses of $95,945 (17.1%) and shareholder services and media promotion of $243,876 (43.6%). In April 1999 the annual salaries of Registrant's Chairman and President were increased to $150,000. Registrant expects its professional expenses in 1999 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $25,000 per month. Since the Registrant engaged a public relations firm in the second quarter who will receive cash for services, it is likely that Registrant's shareholder services expenses will be lower in the remainder of 1999 than in the first half.

During the first quarter of 1998 the Registrant's Scottsdale treatment center produced a net loss of $55,917, with revenues of $28,005 and costs of revenues of $83,922 before allocation of management overhead. In the first quarter of 1999 the services of Dr. Leo Bores, the Medical Director of the Scottsdale treatment center, were needed at the Registrant's headquarters in connection with the Registrant's FDA product approval process and the Scottsdale treatment center was closed on March 2, 1999. However, the Registrant intends to move the equipment used in the Scottsdale center to the Clearwater center without incurring any loss on that equipment. No charges or write-offs will be incurred from the closure of the Scottsdale treatment center, and all losses incurred in the past at the Scottsdale treatment center are recoverable from the sale of the Registrant's patented equipment in the U.S. prior to FDA product approval (see below).

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

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and minimal general and administrative cash expenses totaling approximately $1,000,000 per year, the Registrant was suffering from a liquidity shortage during the first half of 1999. On May 4, 1999 Registrant obtained a loan of $270,000 from a third party, bearing an annual interest rate of 18% and secured by Registrant's equipment, inventory and accounts receivable, a security deposit of $40,000 from the loan proceeds and the personal guaranty of Registrant's Chairman, G. Richard Smith.

In June  1999  Registrant  arranged  for the sale of the  building  in which its
Scottsdale  treatment  center  had  previously  operated.   Registrant  received
$111,000 of net proceeds from this sale.

Even with the May 1999 loan and the June 1999 building sale, it is likely Registrant will need external financing in the second half of 1999 in order to continue its FDA product application, unless substantial product sales are achieved. There can be no assurance Registrant will be able to obtain any financing in the future.

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

In fourth quarter of 1998 the Registrant commenced the sale of a limited number of units of its patented equipment to ophthalmologists in the United States, pursuant to FDA investigational device exemption regulations. These FDA regulations permit the Registrant to recover from the sale of its product an amount equal to its costs of preparing its product for FDA approval. The Registrant's patented product was presented to a number of U.S. physicians at the convention of American Academy of Ophthalmologists in New Orleans in November 1998 and a conference in Hawaii in January 1999. The Registrant has arranged with a lender for the financing of purchases of up to 200 units of the Registrant's patented equipment by U.S. ophthalmologists. The monthly payment for the equipment by the physician will be approximately equal to the dollar amount reimbursed to the physician by Medicare for the treatment of one glaucoma patient each month. Through June 30, 1999 the Registrant had sold 3 units of its product in the U.S. The Registrant expects, without assurance, that its limited sale of its product to U.S. physicians in the coming months will have a positive impact on the Registrant's short-term liquidity; however, its sales effort may be somewhat limited by Registrant's lack of substantial funding for marketing.

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

A meeting with the FDA in Washington, D.C. was held on August 4 1999 to ascertain exactly what additional information will be required from the Registrant in its application to complete the FDA's approval process for the PNT product. Registrant's current study protocol is being modified by the FDA at this time to ensure that the additional information required will be collected in an acceptable manner. Registrant has been advised study protocol revision is standard procedure in the FDA approval process and that it is progressing satisfactorily toward FDA approval.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

In February through April 1999 the Registrant received loans totaling $40,000 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. These loans accrued annual interest at the rate of 15% and were repaid in May 1999.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no legal proceedings instituted by or against the Registrant during the quarter ending June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            Registrant filed no reports on Form 8-K with the Commission during the period ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                   CORONADO INDUSTRIES, INC.



Date: August 13, 1999              By: /s/ Gary R. Smith
      ---------------                  ----------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Accounting Officer)