Form 10QSB
period 1999-09-30
CORONADO INDUSTRIES INC
filed 1999-11-12
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [Fee Required]

               For the quarterly period ended - September 30, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,621,090

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                                                          Page
                                                                          ----
PART I
      Item 1   Financial Statements                                        1

      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                       7
PART II
      Item 1.  Legal Proceedings                                          10

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

                            CORONADO INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998


                                                    September 30,   December 31,
                                                        1999           1998
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
                                     ASSETS
Current Assets:
   Cash                                            $     7,608     $   36,844
   Accounts Receivable, net                             14,559         61,405
   Inventory                                            24,265         24,865
   Prepaid Expenses                                          0         22,490
                                                   -----------     ----------
        Total Current Assets                            46,432        145,604

Property and Equipment, net                            120,736        144,436

Other Assets:
   Intangible Assets                                    29,772         32,589
   Deferred Loan Expense                                27,500              0
                                                   -----------     ----------
        Total Assets                               $   224,440     $  322,629
                                                   ===========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Notes Payable -- Officers                       $    16,975     $        0
   Accounts Payable                                     15,474         28,989
   Accrued Salaries                                    200,000              0
                                                   -----------     ----------
        Total Current Liabilities                  $   232,449     $   28,989

Long-term Debt                                         230,000              0
                                                   -----------     ----------
        Total Liabilities                              462,449         28,989
                                                   -----------     ----------
Stockholders' Equity (Deficit):
   Preferred Stock                                           0              0
   Common Stock - $.001 par value;
    50,000,000 shares authorized, 32,555,297
    shares outstanding at September 30, 1999;
    31,560,176 outstanding at December 31, 1998         32,555         31,561
   Additional Paid-in Capital                        3,017,776      2,778,926
   Accumulated Deficit                              (3,288,340)    (2,516,847)
                                                   -----------     ----------
        Total Stockholders' Equity (Deficit)          (238,009)       293,640
                                                   -----------     ----------
        Total Liabilities And Stockholders'
          Equity (Deficit)                         $   224,440     $  322,629
                                                   ===========     ==========

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)


                                  Nine Months               Three Months
                           ------------------------   -------------------------
                               1999         1998         1999          1998
                               ----         ----         ----          ----
Product Revenues           $    46,000   $        0   $         0   $         0

Patient Revenues                28,005      241,515             0        61,748
                           -----------   ----------   -----------   -----------
Total Revenues             $    74,005   $  241,515   $         0   $    61,748
                           -----------   ----------   -----------   -----------

Cost of Product Revenues       125,150            0             0             0

Cost of Patient Revenues        67,255      431,592             0       174,802
                           -----------   ----------   -----------   -----------
Total Cost of Revenues         192,405      431,592             0       174,802
                           -----------   ----------   -----------   -----------
Gross Loss                   (118,400)     (190,077)            0      (113,054)

General and Administrative
 Expenses                      744,598      797,686       213,436       238,113
                           -----------   ----------   -----------   -----------
Loss from Operations          (862,998)    (987,763)     (213,436)     (351,167)

Interest Expense               (16,995)     (13,117)       (8,100)         (945)

Other Income                   108,500           66        (1,500)           --
                           -----------  -----------   -----------   -----------

Net Loss                      (771,493)  (1,000,814)     (223,036)     (352,112)
                           ===========  ===========   ===========   ===========

Basic Loss per Share       $      (.02) $      (.05)  $      (.01)  $      (.02)
                           ===========  ===========   ===========   ===========
Weighted Average Shares
 Outstanding                32,132,948   20,296,248    32,254,865    21,606,842
                           ===========  ===========   ===========   ===========

                            CORONADO INDUSTRIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               For The Nine Month Period Ended September 30, 1999

                                                                       Total
                   Common Stock                                        Stock-
               -------------------   Additional  Retained              Holders'
                  Shares              Paid-in    Earnings   Treasury   Equity
               Outstanding  Amount    Capital    (Deficit)    Stock   (Deficit)
               -----------  ------    -------    ---------    -----    -------
Balance at
 December
 31, 1998      31,560,176  $31,561  $2,778,926  $(2,516,847)  $  --   $293,640

Stock issued
 for services     995,121      994     238,850           --      --    239,844

Net loss               --       --          --     (771,493)     --   (771,493)
               ----------  -------  ----------  -----------   -----   --------
Balance at
 September
 30, 1998      32,555,297  $32,555  $3,017,776  $(3,288,340)  $  --   $(238,009)
               ==========  =======  ==========  ===========   =====   =========

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                    September 30,  September 30,
                                                        1999           1998
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Cash paid for operating expenses                   $(100,735)     $(205,557)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                     --        (12,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                              16,975             --
   Repayment of debt                                         --        (37,500)
   Proceeds from stock sale                                  --             --
                                                      ---------      ---------
NET INCREASE (DECREASE) IN CASH                         (83,760)      (255,538)

CASH, beginning of period                                91,368        509,265
                                                      ---------      ---------

CASH, end of period                                   $   7,608      $ 253,727
                                                      =========      =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                           $(223,036)     $(352,112)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                        2,439            876
      Depreciation                                        7,900          6,733
      Stock issued for services                          43,387         46,000
      Interest added to loan                                 --            945
      (Increase)/decrease in:
        Accounts receivable                              16,698         16,525
        Inventory                                            --        (17,416)
        Prepaid expenses                                     --         25,772
      Increase (decrease) in:
        Accounts payable                                (23,123)         9,470
        Accrued salaries                                 75,000         50,000
        Accrued payroll taxes                                --          7,650
                                                      ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                  (100,735)     $(205,557)
                                                      =========      =========

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                    September 30,  September 30,
                                                        1999           1998
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Cash paid for operating expenses                   $(357,211)     $ (786,209)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                     --         (26,400)
   Sale of Buildings                                    111,000              --
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                             216,975          25,000
   Repayment of debt                                         --        (282,970)
   Proceeds from stock sales                                 --       1,258,675
                                                      ---------      ----------
NET INCREASE (DECREASE) IN CASH                         (29,236)        188,096

CASH, beginning of period                                36,844          65,631
                                                      ---------      ----------

CASH, end of period                                   $   7,608      $  253,727
                                                      =========      ==========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
   Net loss                                            (771,493)     (1,000,814)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                        5,317           2,628
      Depreciation                                       23,700          31,868
      Gain On Sale Of Building                         (111,000)               0
      Stock issued for services                         239,844         221,000
      Interest added to loan                                 --             945
      (Increase)/decrease in:
        Accounts receivable                              46,846         (70,958)
        Inventory                                           600         (17,416)
        Prepaid expenses                                 22,490          75,272
      Increase (decrease) in:
        Accounts payable                                (13,515)        (52,314)
        Accrued salaries                                200,000          26,327
        Accrued payroll taxes                                --          (2,747)
                                                      ---------      ----------
NET CASH USED IN OPERATING ACTIVITIES                 $(357,211)     $ (786,209)
                                                      =========      ==========

                           Coronado Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                           CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. BASIC LOSS PER SHARE:

For the nine and three month periods ending September 30, 1999 and 1998, basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented as their affect is antidilutive.

3.  SEGMENT INFORMATION:

The Company divides its revenues and costs on the following geographic basis for segment reporting purposes:
                                               9 Month          3 Month
                                              ---------        ---------
       Scottsdale revenues                    $  28,005        $       0
       Scottsdale costs                          67,255                0
                                              ---------        ---------
                                              $ (39,250)       $       0

       General corporate revenues                46,000                0
       General corporate costs                  869,748          213,436
                                              ---------        ---------
                                              $(823,748)       $(213,436)

The Company's assets are allocated on the following geographic basis for segment reporting purposes:

       Scottsdale                             $       0
       Clearwater                               105,736
       General corporate                        118,704
                                              ---------
         Total Assets                         $ 224,440

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

QUARTER ENDING SEPTEMBER 30, 1999

OPERATIONS. Since Registrant closed its Scottsdale glaucoma treatment center on March 2, 1999, there is no complete quarter of the 1999 fiscal year to compare to the prior year's operations.

For the quarter ending September 30, 1999 Registrant experienced a net loss of $223,036, which was comprised primarily of its general and administrative expenses of $213,436. 65.6% of Registrant's 1999 third quarter corporate expenses consisted of officers salaries of $75,000 (35.1%), professional expenses of $53,985 (25.3%) and shareholder services and media promotion of $11,106 (5.2%). In comparison, during the third quarter of the 1998 fiscal year 83.2% of Registrant's corporate expense of $238,113 consisted of officers salaries of $50,000 (21.0%), professional expenses of $52,385 (22.0%) and shareholder services and media promotion of $95,785 (40.2%). In April 1999 the annual salaries of Registrant's Chairman and President were increased to $150,000. Registrant expects its professional expenses in 1999 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $25,000 per month. Since the Registrant engaged a public relations firm in the second quarter who will receive cash for services, it is likely that Registrant's shareholder services expenses will be lower in the remainder of 1999 than in the first half of 1999.

NINE MONTHS ENDING SEPTEMBER 30, 1999

OPERATIONS. For the nine months ending September 30, 1999 Registrant experienced a net loss of $771,493, which was comprised primarily of a net loss from the sale of Registrant's product of $118,400, its general and administrative expenses incurred at the corporate level of $744,598 and a net gain from the sale of the Scottsdale treatment center building of $108,500. The Registrant had a net loss from operations of $862,998 for the nine months ending September 30, 1999. 61.4% of Registrant's 1999 corporate expenses consisted of officers salaries of $200,000 (26.9%), professional expenses of $181,860 (24.4%) and shareholder services and media promotion of $74,905 (10.1%). In comparison, during the first three quarters of the 1998 fiscal year 78.8% of Registrant's corporate expense of $797,686 consisted of officers salaries of $150,000 (18.8%), professional expenses of $148,330 (18.6%) and shareholder services and media promotion of $330,461 (41.4%). In April 1999 the annual salaries of Registrant's Chairman and President were increased to $150,000. Registrant expects its professional expenses in 1999 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $25,000 per month. Since the Registrant engaged a public relations firm in the second quarter who will receive cash for services, it is likely that Registrant's shareholder services expenses will be lower in the remainder of 1999 than in the first half of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and minimal general and administrative cash expenses totaling approximately $1,000,000 per year, the Registrant was suffering from a liquidity shortage during the first three quarters of 1999. On May 4, 1999 Registrant obtained a loan of $270,000 from a third party, bearing an annual interest rate of 18% and secured by Registrant's equipment, inventory and accounts receivable, a security deposit of $40,000 from the loan proceeds and the personal guaranty of Registrant's Chairman, G. Richard Smith.

In June  1999  Registrant  arranged  for the sale of the  building  in which its
Scottsdale  treatment  center  had  previously  operated.   Registrant  received
$108,500 of net proceeds from this sale.

Even with the May 1999 loan and the June 1999 building sale, it is likely Registrant will need external financing in the last quarter of 1999 in order to continue its FDA product application, unless substantial product sales are achieved. There can be no assurance Registrant will be able to obtain any financing in the future.

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

In fourth quarter of 1998 the Registrant commenced the sale of a limited number of units of its patented equipment to ophthalmologists in the United States, pursuant to FDA investigational device exemption regulations. These FDA regulations permit the Registrant to recover from the sale of its product an amount equal to its costs of preparing its product for FDA approval. The Registrant's patented product was presented to a number of U.S. physicians at the convention of American Academy of Ophthalmologists in New Orleans in November 1998 and a conference in Hawaii in January 1999. The Registrant has arranged with a lender for the financing of purchases of up to 200 units of the Registrant's patented equipment by U.S. ophthalmologists. The monthly payment for the equipment by the physician will be approximately equal to the dollar amount reimbursed to the physician by Medicare for the treatment of one glaucoma patient each month. Through September 30, 1999 the Registrant had sold 3 units of its product in the U.S. The Registrant expects, without assurance, that its limited sale of its product to U.S. physicians in the coming months will have a positive impact on the Registrant's short-term liquidity; however, its sales effort may be somewhat limited by Registrant's lack of substantial funding for marketing.

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

In February through April 1999 the Registrant received loans totaling $40,000 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. These loans accrued annual interest at the rate of 15% and were repaid in May 1999. During the third quarter of 1999 Registrant received loans totaling $16,975 from G. Richard Smith and Gary R. Smith. These loans accrue annual interest at the rate of 15%.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no legal proceedings instituted by or against the Registrant during the quarter ending September 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K
            There were no Reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                           CORONADO INDUSTRIES, INC.





Date: November 12, 1999             By: /s/ Gary R. Smith
     ------------------                ---------------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Financial and Accounting Officer)