Form 10KSB40
period 1999-12-31
CORONADO INDUSTRIES INC
filed 2000-03-30
CIK 859365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended -- December 31, 1999

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

       Securities registered under Section 12(g) of the Exchange Act: None

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

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

PART II
        Item 5.  Market for Registrant's Common Equity and Related
                  Stockholders Matters.................................... 10

        Item 6.  Management's Discussion and Analysis or Plan of
                  Operation............................................... 12

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

        Item 10. Executive Compensation................................... 17

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

SIGNATURES................................................................ 21

SUPPLEMENTAL INFORMATION AND EXHIBITS..................................... 22

                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, this document contains forward-looking statements. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Registrant's plans and expectations. The Registrant's actual results may differ materially from such statements. Although the Registrant believes that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this document. The inclusion of such forward-looking information should not be regarded as a representation by the Registrant or any other person that the future events, plans or expectations contemplated by the Registrant will be achieved.

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

ITEM 1(B). BUSINESS OF ISSUER

OVERVIEW

     The Registrant is a holding company and all business operations are conducted through its two wholly-owned subsidiaries. The Registrant, through its Ophthalmic International, Inc. subsidiary, manufactures and markets a fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma. American Glaucoma, Inc. ("AGI"), the Registrant's other subsidiary, operated a glaucoma treatment center in Scottsdale, Arizona from September 1997 to March 1999.

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

     The Registrant views the gross losses incurred at its Scottsdale treatment center from September 1997 through March 2, 1999 (approximately $563,000) as the major expense of preparing the clinical studies which may be required for FDA product approval.

     Dr. John LiVecchi, a Registrant Director, and Dr. Leo Bores, an employee, have been asked to address to different medical conventions of ophthalmologists in April 2000 concerning the results of the studies of Registrant's procedure and equipment. These presentations to the ultimate end-users of Registrant's products serve to educate the industry about the Registrant's products and their efficacy.

     Registrant's subsidiary, Ophthalmic International, Inc., will manufacture and sell the vacuum equipment, the patented rings and the process in the United States and abroad through media advertising and presentations at ophthalmic conferences. In the future the Registrant intends to sell primarily through distributors who will be assigned specific geographical territories, on the basis of continents or countries. Ophthalmic International entered into a confidentiality agreement with Alcon Co. in March, 1997 as the first step in negotiating for Alcon to become a distributor. In 1997 Ophthalmic International executed a second confidentiality agreement with one additional potential distributor for exclusive worldwide distribution rights. In 1999 Ophthalmic International executed a third confidentiality agreement with a third potential worldwide distributor. Negotiations concerning distribution likely will not be completed and definitive agreements executed until the labeling of the product as a "device to lower inter-ocular pressure" is approved by the FDA.

     In December 1999, Dr. Leo Bores demonstrated the PNT procedure on some 29 Chinese citizens in four different cities in China. Registrant has entered into a verbal arrangement with a distributor of the PNT products for China. Registrant expects Dr. Bores and the Chinese distributor to return to China during the summer of 2000 for the purpose of securing an initial order from the Chinese government.

     In February 2000, Dr. Bores addressed a representaive of the ministers of health for various European countries at European Parliament in Brussels, Belgium. Dr. Bores answered questions concerning the PNT device and its effects on glaucoma. He turned over Registrant's study data to be presented to the Ministry of Health in each country in the Euro-Pac. Registrant hopes, without assurance, to commence selling units to European hospitals and physicians during 2000.

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

     The Registrant intended on opening one treatment center during 1999 in the Clearwater, Florida area. In July, 1998 the Registrant's Florida subsidiary executed a three-year lease for medical office space in the Clearwater area. However, initial contract discussions with a local ophthalmologist broke down subsequently and the Registrant was not able to locate a suitable ophthalmologist in 1998 to open the Clearwater treatment center. In January 2000, Registrant postponed the concept of opening a Florida treatment center due to working capital constraints.

GOVERNMENTAL REGULATION

     No medical device may be sold or distributed in the United States without FDA approval or an exemption from such approval. The FDA has the authority to enjoin the manufacture and sale of a medical device, to seize such device and to levy fines against a manufacturer or seller of a medical device which has not been registered or approved for sale in the United States. A device which needs FDA approval is considered a Class III device, unless a similar product with a similar intended use has previously been granted FDA approval (a "Class II Device") or the FDA has listed the product as generally safe and not needing FDA approval (a "Class I Device"). The process for having the FDA remove a device from the Class III category to a Class II category is called a 510(k) application.

     The Registrant submitted a 510(k) premarket notification to the FDA on its PNT product in August of 1998. The FDA rejected this notification in October of 1998, on the basis that the Registrant PNT product was not substantially equivalent to other products currently on the market and intended to lower intraocular pressure. The Registrant met with the FDA in February of 1999 to discuss the concerns expressed by the agency with respect to the substantial equivalence and safety of the PNT product. The Registrant made a submission to the FDA in April 1999 that was intended to provide the agency with detailed information addressing many of the concerns expressed by the FDA at the February 1999 meeting. This submission did not satisfy the FDA with respect to the patient risk associated with the clinical use of the PNT product.

     In February 1999, the FDA requested more information be submitted on patients treated to date with the PNT product. In September 1999, the FDA demanded Registrant submit a new clinical protocol for additional patient studies. Since December 1999, Registrant has been in discussion with the FDA concerning the details of the requested protocol for additional patient studies. There is no assurance Registrant will ever be able to negotiate a protocol for this additional patient study, or Registrant will be able to fund the new patient study, if ever agreed upon. Therefore, there can be no assurance Registrant's PNT products will ever receive FDA approval for sale in the United States.

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

     Clinical data to support either a 510(k) premarket notification or a PMA must be collected pursuant to the FDA's Investigational Device Exemption ("IDE") regulation The IDE regulation describes two types of device studies: 1) significant risk and 2) nonsignificant risk studies. The principal difference from a regulatory point of view between the two types of studies is that significant risk studies must be reviewed and approved by both the FDA and an Institutional Review Board ("IRB") before they may be initiated, while nonsignificant risk studies require only IRB review and approval prior to study initiation. The Registrant believes that its studies of its PNT product are nonsignificant risk in nature. The Registrant therefore has conducted several clinical studies of the PNT product after receiving IRB approval in 1994, 1996, and 1998 from three different IRBs. The approximately 170 patients treated at the Registrant's Scottsdale treatment center since 1997 were treated in accordance with the clinical protocols that received IRB approval in 1994 and 1998, while the future treatment of patients at the Registrant's Clearwater center will be in accordance with the clinical protocol that received IRB approval in 1998. To date, no negative adverse reactions have been reported in connection with the use of the PNT device on glaucoma patients for any of the studies conducted. However, as of March 3, 2000, the FDA is maintaining that the PNT product presents "significant risk" to patients and is requiring the additional patient study proceed under "significant risk" criteria.

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

COMPETITION

     The medical device and service industries are highly competitive. The Registrant's patented device and treatment process are and will be in competition with established and future glaucoma treatment procedures and products. The following table sets forth the type and names of the most commonly recommended prescription glaucoma medications, the approximate monthly retail cost of such medications, and the side effects of each type of medication as published by The American Academy of Ophthalmology. Since Medicare does not currently reimburse patients for the cost of these prescription medications but has paid for the PNT procedure, the Registrant believes a substantial number of the glaucoma patients in the U.S. would benefit economically from the PNT procedure to the extent their prescription medication could be reduced.

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

FUTURE ACQUISITIONS

     In February 2000, Registrant announced plans to seek out acquisitions in the medical and other industries. Registrant intends to acquire companies or assets which provide cash flow to Registrant immediately. Registrant will attempt to finance such acquisitions with cash from the exercise of its outstanding warrants or with its common stock. However, there is no assurance that Registrant will be able to complete any acquisition in the future.

EMPLOYEES

     In addition to its two officers, the Registrant has engaged two persons as full-time consultants at the corporate headquarters, including Dr. Leo Bores. The Registrant anticipates hiring additional administrative and marketing personnel upon receipt of additional funding.

ITEM 2. DESCRIPTION OF PROPERTY.

     During calendar year 1999, the  Registrant's  offices were located at 16929
E. Enterprise Drive, Suite 202, Fountain Hills, AZ 85268, where Registrant is currently leasing approximately 1,600 square feet of space from a third party landlord. Registrant is paying approximately $1,000 per month, including utilities, in rent for this space on a five-year lease. In June 1998, the Registrant entered into a month-to-month lease for 1,800 square feet of space adjacent to its original space in Fountain Hills, Arizona, for approximately $1,400 per month rent, including utilities. This combined space will be adequate for the Registrant's needs throughout its initial manufacturing stages, when commenced.

     On July 28, 1997 the Registrant executed a lease with Dr. Leo Bores, the Registrant's Medical Director, for a 4,200 square foot medical facility located at 8049 N. 85th Way, Scottsdale, Arizona. This facility was the site of the Registrant's first treatment center. The monthly lease rate on this facility is $3,500. The Registrant has a two-year option to purchase this building for the sum of $400,000 cash which it exercised in June, 1999 and subsequently sold this building for a net gain of approximately $107,000.

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

ITEM 3. LEGAL PROCEEDINGS.

     There were no legal proceedings involving the Registrant pending or threatened at December 31, 1999. However, in February 2000, Registrant was served with a demand for arbitration in San Diego, California by a former public relations firm of Registrant. This firm claims a monetary debt of approximately $19,000 and the issuance of 300,000 shares of Registrant's common stock. Registrant does not deny the monetary debt, but claims the written agreement with this public relations firm includes no provision for the issuance of Registrant's stock. At this time there can be no assurance of the outcome of this arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During calendar year 1999 no matters were submitted to a vote of the Registrant's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION The principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 1998 and 1999, by fiscal quarter, and through March 15, 2000.

                                                    Low              High
                                                    ---              ----
         January 1, 1999 - March 31, 1999          $0.17             $0.59
         April 1, 1999 - June 30, 1999             $0.15             $0.70
         July 1, 1999 - September 30, 1999         $0.125            $0.39
         October 1, 1999 - December 31, 1999       $0.125            $0.25

         January 1, 1998 - March 27, 1998          $0.63             $3.09
         April 1, 1998 - June 30, 1998             $0.66             $1.75
         July 1, 1998 - September 30, 1998         $0.31             $1.00
         October 1, 1998 - December 31, 1998       $0.09             $0.91

         January 1, 2000 - March 15, 2000          $0.15             $4.00

     In February 2000, Registrant announced plans to have its common stock listed for trading on the Hamburg, Germany exchange. Its common stock is also traded on the Frankfurt, Germany exchange. Registrant will attempt to have its common stock listed for trading on the NASDAQ National Market System or the NASDAQ Small Cap System at such time as its stock price becomes stabilized at the appropriate price - $5.00 and $4.00 per share, respectively.

     HOLDERS. The Registrant has approximately 480 stockholders of record, including nominee firms for securities dealers.

     DIVIDENDS. The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

COMMON STOCK

     The authorized capital stock of the Registrant consists of 50,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of Preferred Stock, par value $0.0001 per share. As of March 16, 2000, there were 34,803,084 shares of common stock and 0 shares of Preferred Stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Registrant. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Registrant's assets upon liquidation or dissolution.

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

COMMON STOCK PURCHASE WARRANTS

     The Registrant has reserved for issuance 1,805,023 shares of common stock for issuance in the event of the exercise of 1,805,023 outstanding Common Stock Purchase Warrants (the "Warrants"). The Warrants themselves have not been and will not be registered. The Warrants are exercisable at any time at an exercise price of $2.50 per share through December 31, 2000 on which date the unexercised Warrants expire. Registrant may register the shares of common stock underlying the Warrants in the near future in the event Registrant's stock price indicates a substantial number of Warrants would be exercised.

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

YEAR ENDING DECEMBER 31, 1999

     OPERATIONS. Since Registrant closed its Scottsdale glaucoma treatment center on March 2, 1999, there is no complete year or quarter of the 1999 fiscal year to compare to the prior year's operations.

     For the year ending December 31, 1999 Registrant experienced a net loss of $1,171,734, which was comprised primarily of a net loss from the Scottsdale treatment clinic of $99,613, its general and administrative expenses incurred at the corporate level of $1,122,361 and a net gain from the sale of the Scottsdale treatment center building of $108,500. The Registrant had a net loss from operations of $1,221,974 for the year ending December 31, 1999. 58.1% of Registrant's 1999 corporate expenses consisted of officers salaries of $300,000 (26.7%), professional expenses of $221,224 (19.7%) and shareholder services and media promotion of $131,305 (11.7%). In comparison, during the 1998 fiscal year 70.0% of Registrant's corporate expense of $1,386,892 consisted of officers salaries of $200,000 (14.4%), professional expenses of $187,584 (13.5%), stock option issuance expenses of $186,235 (13.4%) and shareholder services and media promotion of $397,753 (28.7%). Registrant expects its management salaries to increase in 2000 because in March 2000 Dr. LiVecchi was granted an annual salary of $75,000 and Registrant will be required to appoint as many as two new outside Directors in 2000 in order to obtain listing for its stock on the NASD NMS or Small Cap markets. Registrant expects its professional expenses in 2000 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $15,000 per month. As Registrant continues its foreign marketing efforts in 2000, its promotional expenses will likely remain high.

     In the first quarter of 1999 the services of Dr. Leo Bores, the Medical Director of the Scottsdale treatment center, were needed at the Registrant's headquarters in connection with the Registrant's FDA product approval process and the Scottsdale treatment center was closed on March 2, 1999. However, the Registrant intends to move the equipment used in the Scottsdale center to the Clearwater center without incurring any loss on that equipment. No charges or write-offs were incurred from the closure of the Scottsdale treatment center, and all losses incurred in the past at the Scottsdale treatment center are recoverable from the sale of the Registrant's patented equipment in the U.S. prior to FDA product approval (see below).

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

     LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,200,000 per year, the Registrant suffered from a liquidity shortage during 1999. On May 4, 1999 Registrant obtained a loan of $270,000 from a third party, bearing an annual interest rate of 18% and secured by Registrant's equipment, inventory and accounts receivable, a security deposit of $40,000 from the loan proceeds and the personal guaranty of Registrant's Chairman, G. Richard Smith. In June 1999 Registrant arranged for the sale of the building in which its Scottsdale treatment center had previously operated. Registrant received $108,500 of net proceeds from this sale.

     Even with the May 1999 loan and the June 1999 building sale, Registrant was required to borrow a total of $68,800 through December 31, 1999 from its two officers, Richard and Gary Smith. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance as to when Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial manner. There is no assurance Registrant will be able to obtain any financing in the future.

     Registrant also requires approximately $400,000 to $600,000 to adequately fund the first year's operation of its planned Clearwater glaucoma treatment center. Registrant is presently planning to secure financing in 2000 to finance the Clearwater treatment center. However, at this time Registrant has received no commitments from any source to provide such financing and its financing sources appear limited.

     As a result of the presentation of the Registrant's patented equipment at the various conventions of ophthalmologists in 1998 and 1999, the Registrant has held discussions with potential distributors for the Registrant's product in the U.S. and internationally on a non-exclusive and an exclusive basis. The Registrant expects negotiations on one or more U.S. and European distribution agreements to continue throughout 2000; however, there is no assurance that any distribution contracts will ever be executed by the Registrant.

     As of March 1, 2000 Registrant had warrants for over 1,800,000 shares of Registrant's common stock held be some 25 individuals as a result of Registrant's 1997 and 1998 private placements. These warrants have an exercise price of $2.50 and an expiration date of December 31, 2000. Registrant is hopeful that a substantial number of these warrants will be exercised in the second half of 2000, if the stock underlying the warrants can be registered with the SEC and the market price of Registrant's stock can rise above and remain at $4.00 per share.

     Registrant is hopeful it can acquire one or more assets or companies in 2000 which can provide Registrant with cashflow with which to fund its operations. Registrant would attempt to finance such acquisitions with cash from the exercise of outstanding warrants or with its common stock. However, there is no assurance that Registrant will be able to complete any acquisition in the future. Additionally, compliance with state and federal securities laws may make any attempted acquisitions time-consuming and expensive.

     On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

     In February through April 1999 the Registrant received loans totaling $40,000 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. These loans accrued annual interest at the rate of 15% and were repaid in May 1999. During the second half of 1999 Registrant received loans totaling $68,800 from G. Richard Smith and Gary R. Smith. These loans accrue annual interest at the rate of 15%.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Registrant as of December 31, 1999 were as follows:

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

     G. Richard Smith, age 51, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 G. Richard Smith was co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

     Gary R. Smith, age 55, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 Gary R. Smith was co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

     John T. LiVecchi, age 51, has been a Director of the Registrant since December 16, 1996. From July, 1995 to November 5, 1996 Dr. LiVecchi was a member of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. Dr. LiVecchi had no relationship to American Glaucoma. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to present Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant's other Directors.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the salaries of the Registrant's three directors for the fiscal year ending December 31, 1999.

                                                                     Long Term Compensation
                                 Annual Compensation            ---------------------------------
                         ------------------------------------              Securities    Awards       Payouts
Name and                                          Other        Restricted  Underlying  ----------  ---------------
Principal                                         Annual         Stock      Options/     LTIP        All Other
Position           Year  Salary($)  Bonus($)  Compensation($)   Awards($)    SARS(#)   Payouts($)  Compensation($)
--------           ----  ---------  --------  ---------------   ---------    -------   ----------  ---------------
G. Richard Smith,  1999    $   0(1)    --        $      0           --      400,000(2)     --             --
Chairman           1998    $   0       --        $125,000(3)        --      500,000(4)     --             --

Gary R. Smith,     1999    $   0(1)    --        $      0           --      400,000(2)     --             --
President          1998    $   0       --        $125,000(3)        --      500,000(4)     --             --

John LiVecchi      1999    $   0       --              --           --      400,000(2)     --             --
Director           1998    $   0       --              --           --      400,000(5)     --             --

----------
(1) An annual salary of $150,000 was accrued but not paid to G. Richard Smith and Gary R. Smith during 1999.
(2) These options were awarded in December 1998, have a ten-year term and an exercise price of $.05 per share.
(3) $100,000 of accrued salary for 1998 and $20,000 of salary accrued from 1997 was paid to each G. Richard Smith and Gary R. Smith in the form of restricted common stock at the rate of $.03 per share on December 21, 1998, which was the same rate offered to all employees for accrued salaries. G. Richard Smith and Gary R. Smith also received $5,000 cash as interest on their accrued salaries in October 1996.
(4) These options were awarded in November 1999, have a five-year term, may not be exercised until November 2000 and have an exercised price of $.20 per share.
(5) These options were awarded in November 1999, have a five-year term, may not be exercised until November 2000 and have an exercise price of $.20 per share.

     In August 1999, Dr. Bores commenced serving the Registrant as a consultant for the annual salary of $120,000. In March 2000, the Board of Directors approved an annual salary of $75,000 for Dr. LiVecchi to commence on April 1, 2000, although this salary will not be paid until Registrant's cash flow condition improves.

STOCK OPTION PLANS

     In December 1998, the Registrant's Board of Directors adopted The 1998 Stock Option Plan (the "1998 Option Plan") and 1,550,000 shares were reserved for issuance thereunder. The 1998 Option Plan is structured to allow the Board of Directors discretion in creating equity incentives to management, key employees and professional consultants for the purpose of assisting the Registrant in motivating and retaining appropriate talent. On December 21, 1998, the Registrant granted options for a total of 1,550,000 shares of Registrant's common stock. These options have ten-year terms and may be exercised within 3 months after termination of employment, except if the optionee dies while employed, the option may be exercised by the optionee's beneficiary. All options issued have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee, except the Registrant's officers must wait one year after the date of grant to exercise stock appreciation rights. The following individuals received options for the following number of shares at the indicated option price: G. Richard Smith 400,000 shares at $.05; Gary R. Smith 400,000 shares at $.05; Dr. John T. LiVecchi 400,000 shares at $.05; and Dr. Leo Bores 200,000 shares at $.075. A consultant to the Registrant received an option for 150,000 shares at $.075 per share. Since these options were granted on a date when the average market price for the Registrant's stock was $.10, the Registrant accounted for the granting of these options as an expense and increase to stockholder's equity of $186,235 in 1998. In February 2000, Dr. Bores exercised all of his options.

     In November 1999, the Registrant's Board of Directors adopted The 1999 Employee Stock Option Plan (the "1999 Employee Option Plan") and 575,000 shares were reserved for issuance thereunder. The 1999 Employee Option Plan is structured to allow the Board of Directors discretion in creating equity incentives to key employees and professional consultants for the purpose of assisting the Registrant in motivating and retaining appropriate talent. On November 3, 1999, the Registrant granted options for a total of 575,000 shares of Registrant's common stock. These options have ten-year terms and may be exercised at any time after one year from the date of grant until 3 months after termination of employment, except if the optionee dies while employed, the option may be exercised by the optionee's beneficiary. Dr. Leo Bores was granted an option for 300,000 shares with an exercise price of $.20 per share. A consultant to the Registrant received an option for 150,000 shares at $.20 per share and three additional independent contractors received options for a total of 125,000 shares at $.20 per share. These options may not be exercised until November 3, 2000.

     In November 1999, the Registrant's Board of Directors adopted The 1999 Management Stock Option Plan (the "1999 Management Option Plan") and 1,400,000 shares were reserved for issuance thereunder. The 1999 Management Option Plan is structured to allow the Board of Directors discretion in creating equity incentives to Directors for the purpose of assisting the Registrant in motivating and retaining appropriate talent. On November 3, 1999, the Registrant granted options for a total of 1,400,000 shares of Registrant's common stock.
These options have ten-year terms (except for 10% shareholders who only have five-year terms) and may be exercised at any time after one year from the date of grant until 3 months after termination of employment, except if the optionee dies while employed, the option may be exercised by the optionee's beneficiary. All options issued have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee. The following individuals received options for the following number of shares at the indicated option price: G. Richard Smith, 500,000 shares at $.20; Gary R. Smith, 500,000 shares at $.20 and Dr. John T. LiVecchi, 400,000 shares at $.20. These options may not be exercised until November 3, 2000.

     The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 16, 2000 there were 34,803,084 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by: (i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                    Name and Address            Amount and Nature of     Percent
Title of Class      Beneficial Owner            Beneficial Ownership    of Class
--------------      ----------------            --------------------    --------
Common Stock   Gary R. Smith                         8,595,012 (1)         24.7%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   G. Richard Smith                      8,992,612 (2)         25.8%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   John T. LiVecchi                      1,670,000 (3)          4.8%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   Officers and Directors, as a         19,257,624 (4)         55.3%
                  Group (3 People)

----------
(1) Does not include 900,000 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 26.6% of the Registrant's total outstanding shares.

(2) Does not include 900,000 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 27.7% of the Registrant's total outstanding shares.

(3) Does not include 800,000 shares of stock which may be purchased by Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Dr. LiVecchi purchased all of those shares, Dr. LiVecchi would own 6.9% of the Registrant's total outstanding shares.

(4) Does not include a total of 2,600,000 shares of stock which may be purchased by each of Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Messrs. Smith, Smith and LiVecchi purchased all of those shares, they would collectively own 58.4% of the Registrant's total outstanding shares.

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

     On July 28, 1997 the Registrant purchased medical equipment and office furniture from Dr. Leo Bores for $50,000 cash and a $75,000 promissory note bearing 10% annual interest. One-half of this promissory note was paid in July 1998 and the other half was paid in December 1998. The approximate fair market value of this furniture and equipment was determined to be $125,000 by an independent appraiser. The Registrant also executed a two-year lease with Dr. Bores in July, 1997 for the site of the Registrant's Scottsdale treatment center. The $3,500 monthly lease rate for this 4,200 square foot space is roughly equal to the mortgage payment of Dr. Bores on this space. In June 1999, Registrant exercised its option to purchase this building for $400,000 cash, from Dr. Bores.

     During 1999 G. Richard Smith loaned Registrant a total of $82,500, of which $36,800 was repaid in May, 1999. These loans bear 15% annual interest rate. At December 31, 2000 G. Richard Smith was owed $53,700. Through March 15, 2000 G. Richard Smith had loaned an additional $116,000 to Registrant on the same terms.

During 1999 Gary R. Smith loaned Registrant a total of $35,000 of which $11,900 was repaid in May, 1999. These loan bear 15% annual interest rate. At December 31, 2000 Gary R. Smith was owed $26,260. Through March 15, 2000 Gary R. Smith had loaned an additional $116,000 to Registrant on the same terms. PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.

     Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

         Exhibits   10.1   1999 Management Stock Option Plan

                    10.2   1999 Employee Stock Option Plan

                    10.3   Form of 1999 Management Stock Option Agreement

                    10.4   Form of 1999 Employee Stock Option Agreement

                    27     Financial Data Schedule

         Financial Statements -- F-1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 27, 2000 by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.


                                        By: /s/ Gary R. Smith
                                            ------------------------------------
                                            Gary R. Smith, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.



/s/  G. Richard Smith       Chairman (Chief Executive      Dated: March 27, 2000
-------------------------   Officer), Secretary and
     G. Richard Smith       Director


/s/  Gary R. Smith          President,                     Dated: March 27, 2000
-------------------------   Treasurer (Chief Accounting
     Gary R. Smith          Officer), Director


-------------------------   Director                       Dated:
     John LiVecchi

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Registrant's fiscal year ended December 31, 1999. The Registrant currently has not held its Annual Meeting of Stockholders.

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

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
Coronado Industries, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Coronado
Industries, Inc. as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. as of December 31, 1999, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Certified Public Accountants            /s/ Semple & Cooper, LLP

Phoenix, Arizona
March 20, 2000

                            CORONADO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Current Assets:
   Cash and cash equivalents (Note 1)                               $     3,454
   Inventory (Notes 1 and 9)                                             24,265
                                                                    -----------
        Total Current Assets                                             27,719

Property and Equipment, Net (Notes 1, 2 and 9)                          115,767

Other Assets:
   Intangible assets, net (Notes 1 and 3)                                28,833
   Deferred loan expenses                                                26,000
                                                                    -----------

        Total Assets                                                $   198,319
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                  $    94,252
  Notes payable - related parties (Note 4)                               79,960
  Accrued salaries                                                      276,090
  Other liabilities                                                       2,835
                                                                    -----------

        Total Current Liabilities                                       453,137

Long-Term Liabilities:
  Note payable (Note 9)                                                 230,000
                                                                    -----------
        Total Liabilities                                               683,137
                                                                    -----------
Commitments: (Note 7)                                                        --

Stockholders' Equity (Deficit): (Note 5)
  Preferred stock - $.0001 par value; 3,000,000 shares
    authorized, none issued or outstanding                                   --
  Common stock - $.001 par value; 50,000,000 shares
    authorized, 33,385,046 shares issued and outstanding                 33,385
  Additional paid-in capital                                          3,170,378
  Accumulated deficit                                                (3,688,581)
                                                                    -----------

        Total Stockholders' Equity (Deficit)                           (484,818)
                                                                    -----------

        Total Liabilities and Stockholders' Equity (Deficit)        $   198,319
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                   1999                1998
                                               ------------        ------------

Revenues                                       $     74,005        $    292,788

Cost of Revenues                                    173,618             512,969
                                               ------------        ------------
Gross Loss                                          (99,613)           (220,181)

General and Administrative Expenses               1,122,361           1,386,892
                                               ------------        ------------

Loss from Operations                             (1,221,974)         (1,607,073)
                                               ------------        ------------
Other Income (Expense):
   Interest expense                                 (35,780)            (15,007)
   Interest income                                       25                  --
   Other miscellaneous expense                      (22,505)                 --
   Other Income                                     108,500                  66
                                               ------------        ------------

        Total Other Income (Expense)                 50,240             (14,941)
                                               ------------        ------------

Net Loss                                       $ (1,171,734)       $ (1,622,014)
                                               ============        ============
Basic Loss per Share (Note 1)                  $       (.04)       $       (.08)
                                               ============        ============

Weighted Average Shares Outstanding              32,208,146          20,741,858
                                               ============        ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                  Total
                                          Common Stock                                            Stock-
                                     -----------------------      Additional                     holders'
                                       Shares                      Paid-in       Accumulated     Equity
                                     Outstanding      Amount       Capital         Deficit      (Deficit)
                                     -----------      ------       -------         -------       ---------
                                     C>
Balance at December 31, 1997          18,962,653      $18,962     $  730,622     $  (894,833)   $  (145,249)

Proceeds from sale of stock,
 net of costs of $259,320              3,715,367        3,716      1,315,079              --      1,318,795

Stock issued for services              8,866,334        8,867        539,095              --        547,962

Stock issued as loan payment              15,822           16          7,895              --          7,911

Stock options issued for services             --           --        186,235              --        186,235

Net loss                                      --           --             --      (1,622,014)    (1,622,014)
                                      ----------      -------     ----------     -----------    -----------
Balance at December 31, 1998          31,560,176       31,561      2,778,926      (2,516,847)       293,640

Stock issued for services              1,017,357        1,017        245,939              --        246,956

Stock issued for salaries                807,513          807        124,233              --        125,040

Options and warrants issued for
 services                                     --           --         21,280              --         21,280

Net loss                                      --           --             --      (1,171,734)    (1,171,734)
                                      ----------      -------     ----------     -----------    -----------
Balance at December 31, 1999          33,385,046      $33,385     $3,170,378     $(3,688,581)   $  (484,818)
                                      ==========      =======     ==========     ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                        1999            1998
                                                    -----------     -----------
Cash Flows from Operating Activities:
 Cash received from customers                       $   243,910     $   239,258
 Cash paid to suppliers and employees                  (551,505)     (1,249,697)
 Interest paid                                          (35,780)             --
 Interest received                                           25              --
                                                    -----------     -----------
      Net cash used by operating activities            (343,350)     (1,010,439)
                                                    -----------     -----------
Cash Flows from Investing Activities:
 Purchase of fixed assets                                    --         (26,666)
                                                    -----------     -----------
      Net cash used by investing activities                  --         (26,666)
                                                    -----------     -----------
Cash Flows from Financing Activities:
 Repayment of notes payable                                  --        (310,477)
 Cash received from sale of stock                            --       1,318,795
 Proceeds from debt                                     309,960              --
                                                    -----------     -----------
      Net cash provided by financing activities         309,960       1,008,318
                                                    -----------     -----------

Net decrease in cash and cash equivalents               (33,390)        (28,787)

Cash and cash equivalents at beginning of year           36,844          65,631
                                                    -----------     -----------

Cash and cash equivalents at end of year            $     3,454     $    36,844
                                                    ===========     ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                       1999             1998
                                                   -----------      -----------
Reconciliation of Net Loss to Net Cash
 Used by Operating Activities:
      Net loss                                     $(1,171,734)     $(1,622,014)
                                                   -----------      -----------
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation                                          28,669           31,632
  Amortization                                           3,756            3,756
  Stock issued for services                            246,956          547,962
  Interest added to principal of notes
    payable                                                 --           15,007
  Stock options issued for services                     21,280          186,235
  Stock issued for salaries                            125,040               --

Changes in Assets and Liabilities:
  Accounts receivable
    - trade                                             61,405          (53,596)
    - other                                                 --            3,999
  Inventory                                                600           18,166
  Prepaid expenses                                      22,490           82,010
  Deferred loan expenses                               (26,000)              --
  Accounts payable                                      65,263          (47,701)
  Accrued salaries                                     276,090         (153,673)
  Other liabilities                                      2,835          (22,222)
                                                   -----------      -----------

                                                       828,384          611,575
                                                   -----------      -----------

Net Cash Used by Operating Activities              $  (343,350)     $(1,010,439)
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

     The Company was in the development stage from its acquisition of Ophthalmic International, L.L.C. and American Glaucoma in November, 1996 through September, 1997. In September, 1997, American Glaucoma opened its first glaucoma treatment clinic in Scottsdale, Arizona. Ophthalmic International, L.L.C. has received a patent on the method for treating Open Angle Glaucoma, as well as the devices used in the treatment, including the Vacuum Fixation Device. The Company intends to manufacture and market the patented Vacuum Fixation Device and the patented suction rings to major medical supply companies and health care providers throughout the world.

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

     Inventories:

     Inventories consist primarily of raw materials and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis or market.

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

     Loss Per Share:

     Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at December 31, 1999 and 1998 of 5,430,023 and 3,355,023, respectively, have been excluded from the calculation of basic net loss per common share as their effect is antidilutive. In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 1999 and 1998 the diluted EPS calculation has been excluded from the financial statements.

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

     Advertising:

     Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 1999 and 1998 were $26,050 and $120,102, respectively.

     Revenue Recognition:

     The Company recognizes revenues on the accrual basis, when the procedures are performed, or equipment is delivered.

     Stock Based Compensation:

     The Company has elected to follow Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and the related interpretations in accounting for its employee stock options. Under APB No. 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is below the market price of the underlying stock on the date of grant, compensation expense is recorded in the year of grant in accordance with FAS No. 123. See Note 5 below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (Statement No. 123) when the exercise price equals or exceeds the market price on the date of grant.

2.   PROPERTY AND EQUIPMENT:

     At December 31, 1999, property and equipment consists of the following:

          Office furniture and equipment                           $ 58,433
          Machinery and equipment                                   141,270
          Leasehold improvements                                      5,463
                                                                   --------
                                                                    205,166
          Less: accumulated depreciation                            (89,399)
                                                                   --------
          Net property and equipment                               $115,767
                                                                   ========


     Depreciation expense was $28,669 and $31,632, for the years ended December 31, 1999 and 1998, respectively.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   INTANGIBLE ASSETS:

     Intangible assets consist of goodwill, which represents the excess of the cost of the combined companies over the fair value of their net assets at the date of combination, and legal costs incurred to secure patents. Goodwill and patents are being amortized ratably over five (5) and fifteen
     (15) years, respectively. Amortization expense charged to operations for the years ended December 31, 1999 and 1998 was $3,756 and $3,756, respectively.

4.   RELATED PARTY TRANSACTIONS:

     Notes Payable - Related Parties:

     As of December 31, 1999, notes payable - related parties consist of various 15% notes to two principal stockholders. The combined balance at December 31, 1999 is $79,960. These notes are considered short-term in nature.

5.   STOCKHOLDERS' EQUITY (DEFICIT):

     Common Stock and Common Stock Warrants:

     100,000 common stock warrants valued at $2,830 were issued for financing fees in 1999, with an exercise price of $2.00 per share, exercisable through May 4, 2002.

     1,805,023 common stock warrants were issued in conjuction with stock offerings in 1998, with an exercise price of $2.50 per share, exercisable through December 31, 2000.

     None of the above 1,905,023 common stock warrants have been exercised as of December 31, 1999. They are all currently exercisable.

     Employee Stock Options and Stock Plans:

     On November 3, 1999, the Board of Directors approved the 1999 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of and consultants for the Company. Under the above Plan, 575,000 shares of common stock are reserved for issuance.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     Employee Stock Options and Stock Plans: (Continued)

     A summary of the activity of the Plan follows:

                                                                      Weighted
                                                                       Average
                                                        Number        Exercise
                                                      Of Options        Price
                                                      ----------      --------
     Outstanding at December 31, 1998                       --         $   --

     Granted                                           575,000           0.20
                                                       -------         ------

     Outstanding at December 31, 1999                  575,000         $ 0.20
                                                       =======         ======

Additional information about outstanding options to purchase the Company's common stock as of December 31, 1999:

                  Options Outstanding                    Options Exercisable
 ----------------------------------------------------   -----------------------
                         Weighted
                          Average                                       Weighted
                         Remaining                                       Average
Exercise     Number     Contractual   Weighted Average                  Exercise
 Price     of Shares  Life (in years)  Exercise Price   No. of Shares     Price
 -----     ---------  ---------------  --------------   -------------     -----

 $ .20      575,000        9.84             $ .20          575,000        $ .20


     On November 3, 1999, the Board of Directors approved the 1999 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of and consultants for the Company. Under the above Plan, 1,400,000 shares of common stock are reserved for issuance.

     A summary of the activity of the Plan follows:

                                                  Number        Weighted Average
                                                of Options       Exercise Price
                                                ----------       --------------
     Outstanding at December 31, 1998                   --           $   --

     Granted                                     1,400,000             0.20
                                                 ---------           ------
     Outstanding at December 31, 1999            1,400,000           $ 0.20
                                                 =========           ======

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     Employee Stock Options and Stock Plans: (Continued)

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 1999:

                  Options Outstanding                    Options Exercisable
 ----------------------------------------------------   -----------------------
                        Weighted
                         Average                                        Weighted
                        Remaining                                        Average
Exercise     Number    Contractual    Weighted Average                  Exercise
 Price     of Shares  Life (in years)  Exercise Price   No. of Shares     Price
 -----     ---------  ---------------  --------------   -------------     -----

 $ .20     1,400,000       6.24             $.20          1,400,000       $ .20


     On December 21, 1998, the Board of Directors approved the 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,550,000 shares of common stock are reserved for issuance. A summary of the activity of the Plan follows:

                                                 Number         Weighted Average
                                               of Options        Exercise Price
                                               ----------        --------------

     Outstanding at December 31, 1998          2,050,000             $ 0.34

     Forfeited                                  (500,000)             (1.25)
                                               ---------             ------
     Outstanding at December 31, 1999          1,550,000             $ 0.05
                                               =========             ======

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 1999:

                  Options Outstanding                    Options Exercisable
 ----------------------------------------------------   -----------------------
                        Weighted
                         Average                                        Weighted
                        Remaining                                        Average
Exercise     Number    Contractual    Weighted Average                  Exercise
 Price     of Shares  Life (in years)  Exercise Price   No. of Shares     Price
 -----     ---------  ---------------  --------------   -------------     -----

 $ .20     1,550,000       9.84            $ .20           1,550,000      $ .20

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     Employee Stock Options and Stock Plans: (Continued)

     The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1999 and 1998. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended December 31, 1999 and 1998 would have been increased to the pro forma amounts presented below:

                                                    1999               1998
                                                 -----------        ------------
          Net loss:
             As reported                         $(1,171,734)       $(1,622,014)
                                                 ===========        ===========
             Loss per share                      $      (.04)       $      (.08)
                                                 ===========        ===========

             Pro forma                           $(1,396,209)       $(1,622,014)
                                                 ===========        ===========
             Loss per share                      $      (.04)       $      (.08)
                                                 ===========        ===========

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five (5) to ten (10) years, risk-free interest rates of eight percent (8%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended December 31, 1999 and 1998 approximated $.12 and $.10, respectively.

6.   INCOME TAXES:

     As of December 31, 1999, the components of deferred income taxes are as follows:

          Long-term Deferred Tax Assets (Liabilities):
            Net operating loss carryforwards                          $ 877,000
            Depreciation and amortization                               (12,000)
                                                                      ---------
                                                                        865,000
            Less: valuation allowance                                  (865,000)
                                                                      ---------

          Net Long-term Deferred Tax Asset                            $      --
                                                                      =========

     Based on the weight of available evidence, the Company has provided a full valuation allowance on its deferred tax asset at December 31, 1999.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   INCOME TAXES: (CONTINUED)

     As of December 31, 1999, the Company has net operating loss carryforwards available to offset future federal and state taxable income in the amounts of $3,553,753 and $3,451,427, respectively, and expiring as follows:

                  Net Loss Carryforward                  Year of Expiration
           -----------------------------------           ------------------
           Year         Amount Available
           ----      -------------------------
                      Federal         State              Federal      State
                     ----------     ----------           -------      -----

           1993      $   37,195     $       --             2008          --
           1994          65,131             --             2009          --
           1995          96,528         96,528             2010        2000
           1996          31,021         31,021             2011        2001
           1997         673,948        673,948             2012        2002
           1998       1,448,812      1,448,812             2013        2003
           1999       1,201,118      1,201,118             2014        2004
                     ----------     ----------

                     $3,553,753     $3,451,427
                     ==========     ==========

7.   COMMITMENTS:

     The Company currently leases office space in Fountain Hills, Arizona and Largo, Florida under non-cancellable operating lease agreements which expire through September, 2001. Under the terms of the lease agreements, the Company pays monthly rents in the approximate aggregate amount of $4,500. For the years ended December 31, 1999 and 1998, rent expense under the aforementioned non-cancellable operating lease agreements was $69,324 and $20,234, respectively.

     Future minimum payments due under the operating lease agreements, are as follows:

           Year Ending
           December 31,                                         Amount
           ------------                                       --------
               2000                                           $ 53,784
               2001                                             37,470
                                                              --------
                                                              $ 91,254
                                                              ========

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments.

     For the year ended December 31, 1999, these non-cash activities are as follows:

          1,824,870 shares of common stock were issued for services and salaries, which were valued at $371,996.

          250,000 stock options and warrants were issued to non-employees for services, which are valued at $21,280.

     For the year ended December 31, 1998, these non-cash activities are as follows:

          15,822 shares of common stock were issued as repayment of a note payable and related accrued interest in the total amount of $7,911.

          8,866,334 shares of common stock were issued for services and accrued salaries, which were valued at $547,962.

9. NOTE PAYABLE:

     At December 31, 1999, note payable consists of the following:

     Note payable to TLD Funding Group with monthly
     interest payments of $4,050, with principal
     due on May 4, 2002, interest imputed at 18%
     per annum; secured by equipment and inventory.                 $ 230,000
                                                                    =========

10.  GOING CONCERN:

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

     The primary business of the Company is to manufacture and market a patented treatment device for Open Angle Glaucoma, and to operate glaucoma treatment clinics where the patented treatment procedures are performed. The first of these clinics was opened in 1997, but was not profitable, and was closed March 2, 1999.

     In addition, the Company has incurred net losses of $1,171,734 and $1,622,014 in 1999 and 1998, respectively. Unaudited information subsequent to December 31, 1999, indicates that the losses are continuing.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  GOING CONCERN: (CONTINUED)

     The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.