Form 10QSB
period 2000-03-31
CORONADO INDUSTRIES INC
filed 2000-05-15
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended - March 31, 2000

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

                    Issuer's telephone number (480) 837-6810
                                             ---------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000: 34,810,422.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                                                         Page
                                                                         ----
PART I
      Item 1   Financial Statements                                        1
      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                       4
PART II
      Item 1.  Legal Proceedings                                           5
      Item 2.  Changes in Securities                                      N/A
      Item 3.  Defaults Upon Senior Securities                            N/A
      Item 4.  Submission of Matter to a Vote of Security Holders         N/A
      Item 5.  Other Matters                                              N/A
      Item 6.  Exhibits and Reports on Form 8-K                            5

SIGNATURES                                                                 6

                            CORONADO INDUSTRIES, INC.
                                 BALANCE SHEETS


                                                      March 31,     December 31,
                                                        2000           1999
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
                                     ASSETS
Current Assets:
  Cash                                               $    13,929    $     3,454
  Inventory                                               24,265         24,265
  Prepaid Expenses                                        50,000
                                                     -----------    -----------
       Total Current Assets                               88,194         27,719

Property and Equipment, net                              115,828        115,767

Other Assets:
  Intangible Assets, net                                  27,894         28,833
  Deferred Loan Expense                                   24,500         26,000
  Deposits                                                 7,750
                                                     -----------    -----------
       Total Assets                                  $   264,166    $   198,319
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note Payable to Related Party -
     Current Portion                                 $   225,407    $    94,252
  Accounts payable                                         6,388         79,960
  Accrued salaries                                       350,863        276,090
  Other liabilities                                        8,814          2,835
                                                     -----------    -----------
       Total Current Liabilities                         591,472        453,137

Long-term Debt                                           230,000        230,000
                                                     -----------    -----------
       Total Liabilities                                 821,472        683,137
                                                     -----------    -----------
Stockholders' Equity:
  Preferred Stock - $.0001 par value: 3,000,000
    shares authorized, none issued or outstanding              0             --
  Common Stock - $.001 par value; 50,000,000
    shares authorized; 33,385,046 shares outstanding
    on December 31, 1999; 34,810,422 shares
    outstanding at March 31, 2000                         34,810         33,385
  Additional Paid-in Capital                           3,918,235      3,170,378
  Accumulated Deficit                                 (4,510,351)    (3,688,581)

       Total Stockholders' Equity (Deficit)             (557,306)      (484,818)
                                                     -----------    -----------
Total Liabilities And Stockholders' Equity           $   264,166    $   198,319
                                                     ===========    ===========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                    March 31,        March 31
                                                      2000            1999
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)

Product Revenues                                   $          0    $     46,000

Patient Revenue                                               0          28,005
                                                   ------------    ------------
  Total Revenues                                              0          74,005

Cost of Product Revenues                                      0           3,900

Cost of Patient Revenues                                      0          67,255
                                                   ------------    ------------
  Total Cost of  Revenues                                     0          71,155
                                                   ------------    ------------
Gross Profit                                                  0           2,850

General and Administrative Expenses:
  Salaries and wages                                    113,750               0
  Public relations                                       50,000               0
  Marketing                                             440,250               0
  Legal and professional fees                           102,817               0
  FDA expense                                            25,206               0
  Rent expense                                           22,904               0
  Miscellaneous expenses                                 51,645         154,963
                                                   ------------    ------------
    Total general and administrative expenses           806,391         154,963

Loss from Operations                                   (806,391)       (152,113)
                                                   ------------    ------------
Interest Expense                                        (18,129)           (600)

Other Income                                              2,750               0
                                                   ------------    ------------
Net Loss                                               (821,770)       (152,713)
                                                   ============    ============
Basic Loss per Share                               $      (0.02)   $      (0.00)
                                                   ============    ============
Weighted Average Shares Outstanding                  34,136,439      31,591,734
                                                   ============    ============

                            CORONADO INDUSTRIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For The Three Month Period Ended March 31, 2000


                                                                                                  Total
                              Common Stock                                                        Stock-
                        -------------------------    Additional    Retained                      Holders'
                          Shares                      Paid-in      Earnings       Treasury       Equity
                        Outstanding     Amount        Capital      (Deficit)       Stock        (Deficit)
                        -----------   -----------   -----------   -----------    -----------   -----------
Balance at
  December 31, 1999      33,385,046   $    33,385   $ 3,170,378   $(3,688,581)   $        --   $  (484,818)

Stock issued
  for services            1,187,777         1,188       699,070            --             --       700,258

Stock issued
  for salaries               37,599            38        33,987            --             --        34,025

Stock options
  issued for services       200,000           200        14,800            --             --        15,000

Net loss                         --            --            --      (821,770)            --      (821,770)
                        -----------   -----------   -----------   -----------    -----------   -----------
Balance at
  March 31,2000          34,810,422   $    34,810   $ 3,918,235   $(4,510,351)   $        --   $  (557,306)
                        ===========   ===========   ===========   ===========    ===========   ===========

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                         March 31,    March 31,
                                                           2000         1999
                                                         ---------    ---------
                                                        (Unaudited)  (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Cash received from customers                           $   2,750    $       0
  Cash paid to suppliers and employees                    (125,541)     (68,411)
  Interest paid                                            (12,150)           0
                                                         ---------    ---------
       Net cash used by operating activities              (134,941)     (68,411)
                                                         ---------    ---------
CASH FLOW USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (7,281)           0
  Deposits on fixed assets                                  (7,750)           0
                                                         ---------    ---------
       Net cash used by investing activities               (15,031)           0
                                                         ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                 239,160       24,000
  Repayment of notes payable                               (93,713)           0
  Services for stock                                             0       15,778
  Cash received from sale of stock                          15,000            0
                                                         ---------    ---------
       Net cash provided by financing activities           160,447       39,778
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH                             10,475      (28,633)

CASH, beginning period                                       3,454       36,844
                                                         ---------    ---------
CASH, end of period                                      $  13,929    $   8,211
                                                         =========    =========
RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
  Net loss                                               $(821,770)   $(152,713)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                            7,220        7,900
     Amortization                                              939          939
     Stock issued for services                             650,255            0
     Stock issued for salaries                              34,025            0
     Interest added to principle of notes payable            5,979            0

  Changes in Assets and Liabilities:
     (Increase) decrease in:
       Accounts receivable                                       0       (2,321)
       Prepaid expenses                                          0       18,145
       Inventory                                                 0          600
       Deferred loan expenses                                1,500            0

     Increase (decrease) in:
       Accounts payable                                    (87,863)       9,039
       Accrued salaries                                     74,774       50,000
                                                         ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                    $(134,941)   $ (68,411)
                                                         =========    =========

                            Coronado Industries, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

2. BASIC LOSS PER SHARE:

For the three month period ending March 31, 2000, basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented as their affect is antidilutive.

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

QUARTER ENDING MARCH 31, 2000

OPERATIONS. Since Registrant closed its Scottsdale glaucoma treatment center on March 2, 1999, the first quarter of the 2000 fiscal year can not be compared to the operations for the first quarter of the prior year.

For the quarter ending March 31, 2000 Registrant experienced a net loss of $821,770, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $806,391 and net interest expense of $15,379. 86.0% of Registrant's first quarter 2000 corporate expenses consisted of officers' salaries of $75,000 (9.3%), professional expenses of $128,023 (15.9%) and shareholder services and media promotion of $490,250 (60.8%). In comparison, during first quarter 1999 67.7% of Registrant's corporate expense of $154,963 consisted of officers' salaries of $50,000 (32.3%), professional expenses of $44,830 (28.4%) and shareholder services and media promotion of $10,000 (6.5%). The increase in officers' salaries in 2000 over 1999 occurred in April 1999 when the annual salary of each of the Registrant's two officers was increased by $50,000. The increase in professional expenses in 2000 over 1999 occurred as a result of Dr. Bores being involved in the FDA application process full time in 2000 and increased legal expenses incurred in the FDA application process and listing Registrant's stock for trading on a German exchange. The increase in shareholder services and media promotion in 2000 over 1999 resulted from an agreement with a new shareholder relations firm being reached in 2000 and the commencement of a European product marketing campaign in 2000. Over 80% of the corporate expenses in 2000 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to increase in the second half of 2000 because on April 1, 2000 Dr. LiVecchi was granted an annual salary of $75,000 and Registrant will be required to appoint as many as two new outside Directors in 2000 in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2000 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $15,000 per month. As Registrant continues its foreign marketing efforts in 2000, its promotional expenses will likely remain high.

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

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative cash expenses totaling approximately $164,000, Registrant suffered from a liquidity shortage during the first quarter. Registrant was required to borrow a total of

$225,407 through March 31, 2000 from its two officers, Richard and Gary Smith. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance as to when Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial manner. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2000; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

As of April 1,  2000  Registrant  had  warrants  for over  1,300,000  shares  of
Registrant's common stock held be some 25 individuals as a result of Registrant's 1997 and 1998 private placements. These warrants have an exercise price of $2.50 and an expiration date of December 31, 2000. Registrant is hopeful that a substantial number of these warrants will be exercised in the second half of 2000, if the stock underlying the warrants can be registered with the SEC and the market price of Registrant's stock can rise above and remain at $4.00 per share.

Registrant is hopeful it can acquire one or more assets or companies in 2000 which can provide Registrant with cashflow with which to fund its operations. Registrant would attempt to finance such acquisitions with cash from the exercise of outstanding warrants or its common stock. However, there is no assurance that Registrant will be able to complete any acquisition in the future. Additionally, compliance with state and federal securities laws may make any attempted acquisitions time-consuming and expensive.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

Through March 31, 2000 the Registrant received loans of approximately $112,500 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. These loans accrue annual interest at the rate of 15%.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            No filings on Form 8-K with the Commission were made by Registrant during the quarter ending March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.


Date: May 11, 2000                      By: /s/ Gary R. Smith
      -------------                         ------------------------------------
                                            Gary R. Smith, President (Chief
                                            Executive Officer) and Treasurer
                                            (Chief Accounting Officer)