Form 10QSB
period 2000-06-30
CORONADO INDUSTRIES INC
filed 2000-08-11
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                 For the quarterly period ended - June 30, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 34,986,337

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                                                            Page
                                                                            ----
PART I

      Item 1  Financial Statements                                            3

      Item 2. Management's Discussion and Analysis or Plan of Operation       9

PART II

      Item 1. Legal Proceedings                                              12

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

                            CORONADO INDUSTRIES, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                     June 30,       December 31,
                                                       2000            1999
                                                    -----------     -----------
                                                    (Unaudited)      (Audited)
                                     ASSETS

Current Assets:
  Cash                                              $    44,000     $     3,454
  Inventory                                              24,265          24,265
  Prepaid Expenses                                            0               0
                                                    -----------     -----------

      Total Current Assets                               68,265          27,719

Property and Equipment, net                             108,378         115,767

Other Assets:
  Intangible Assets, net                                 26,956          28,833
  Deferred Loan Expense                                  23,000          26,000
  Deposits                                                    0               0
                                                    -----------     -----------

      Total Assets                                  $   226,599     $   198,319
                                                    ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Note Payable to Related Party -
    Current Portion                                 $   225,407     $    79,960
  Accounts Payable                                       42,370          94,252
  Accrued Salaries                                      444,474         276,090
  Stock Warrant Deposits (Note 3)                        75,000               0
  Other Liabilities                                      18,316           2,835
                                                    -----------     -----------

      Total Current Liabilities                         805,567         453,137

Long-term Debt                                          230,000         230,000
                                                    -----------     -----------

      Total Liabilities                               1,035,567         683,137
                                                    -----------     -----------
Stockholders' Equity (Deficit):
  Preferred Stock - $.0001 par value: 3,000,000
    shares authorized, none issued or outstanding             0               0
  Common Stock - $.001 par value;
    50,000,000 shares authorized, 34,986,337
    shares outstanding at June 30, 2000;
    33,385,046 outstanding at December 31, 1999          34,986          33,385
  Additional Paid-in Capital                          4,036,835       3,170,378
  Accumulated Deficit                                (4,880,789)     (3,688,581)
                                                    -----------     -----------

      Total Stockholders' Equity (Deficit)             (808,968)       (484,818)
                                                    -----------     -----------
      Total Liabilities and Stockholders'
        Equity (Deficit)                            $   226,599     $   198,319
                                                    ===========     ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                       Six Months                       Three Months
                                              ------------------------------      ------------------------------
                                                  2000              1999*             2000              1999*
                                              ------------      ------------      ------------      ------------
                                              (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Product Revenues                              $         --      $     46,000     $         --      $         --

Patient Revenues                                         0            28,005                 0                --
                                              ------------      ------------      ------------      ------------
  Total Revenues                                         0            74,005                 0                --

Cost of Product Revenues                                 0           125,150                             121,250

Cost of Patient Revenues                                 0            48,468                                  --
                                              ------------      ------------      ------------      ------------
  Total Cost of Revenues                                 0           173,618                 0           121,250
                                              ------------      ------------      ------------      ------------
Gross Profit/(Loss)                                      0           (99,613)                0          (121,250)

General and Administrative Expenses:
  Salaries and Wages                               231,848           125,000           118,278            86,976
  Public Relations                                 546,250            73,080            56,000            63,080
  Legal and Professional fees                      151,215            79,994            48,398            33,045
  FDA expenses                                      97,539            66,668            72,333            50,000
  Rent expense                                      42,241                 0            19,337                 0
  Miscellaneous expenses                            86,157           205,207            36,012           143,098
                                              ------------      ------------      ------------      ------------
  Total general and administrative expenses      1,155,250           549,949           350,358           376,199

Loss from Operations                            (1,155,250)         (649,562)         (350,358)         (497,449)
                                              ------------      ------------      ------------      ------------
Interest Income (Expense)                          (38,732)           (8,895)          (20,603)           (8,295)

Deferred Loan Expense                               (3,000)           (1,000)           (1,500)           (1,000)

Other Income (Expense)                               4,774           111,000             2,024           111,000
                                              ------------      ------------      ------------      ------------
Net Loss                                        (1,192,208)         (548,457)         (370,437)         (395,744)
                                              ============      ============      ============      ============
Basic Loss per Share                          $      (0.03)     $      (0.02)     $      (0.01)     $      (0.01)
                                              ============      ============      ============      ============
Weighted Average Shares Outstanding             34,473,431        31,921,774        35,326,348        31,954,432
                                              ============      ============      ============      ============

* As restated, for comparative purposes only.

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                    June 30, 2000  June 30, 1999
                                                      ---------      ---------
                                                     (Unaudited)    (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Cash received from customers                        $   2,024      $       0
  Cash paid to suppliers and employees                  (42,553)      (203,843)
  Interest paid                                         (12,150)             0
                                                      ---------      ---------
      Net cash used by operating activities             (52,679)      (203,843)
                                                      ---------      ---------
CASH FLOW USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                       0              0
  Sale of building                                            0        111,000
  Deposits on fixed assets                                7,750              0
                                                      ---------      ---------
      Net cash used by investing activities               7,750        111,000
                                                      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                    0        246,000
  Repayment of notes payable                                  0        (40,000)
  Loan origination fee                                        0        (30,000)
  Deposit on stock warrants                              75,000              0
  Cash received from sale of common stock                     0              0
                                                      ---------      ---------
      Net cash provided by financing activities          75,000        176,000
                                                      ---------      ---------
NET INCREASE IN CASH                                     30,071         83,157

CASH, beginning of period                                13,929          8,211
                                                      ---------      ---------
CASH, end of period                                   $  44,000      $  91,368
                                                      =========      =========
RECONCILIATION OF NET LOSS TO NET CASH USED
BY OPERATING ACTIVITIES:
  Net Loss                                            $(370,438)     $(395,744)
                                                      ---------      ---------
Adjustments to reconcile net loss to net cash used
 by operating activities:
  Depreciation                                            7,450          7,900
  Amortization                                              939            939
  Stock issued for services                             148,537        180,679
  Stock issued for salaries                              20,238              0
  (Gain) on sale of building                                  0       (111,000)
  Interest added to principal of notes payable            8,452              0
Changes in Assets and Liabilities:
 (Increase)/Decrease
   Accounts receivable                                        0         32,469
   Prepaid expenses                                           0          4,345
   Inventory                                                  0              0
   Deferred Loan                                          1,500          1,000
  Increase/(Decrease)
   Accounts payable                                      35,981            569
   Accrued salaries                                      87,083         75,000
   Accrued payroll taxes and other                        7,579              0
                                                      ---------      ---------
                                                        317,759        191,901
                                                      ---------      ---------

Net Cash Used by Operating Activities                 $ (52,679)     $(203,843)
                                                      =========      =========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                    June 30, 2000  June 30, 1999
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Cash received from customers                       $     4,774    $         0
  Cash paid to suppliers and employees                  (168,094)      (256,476)
  Interest paid                                          (24,300)             0
                                                     -----------    -----------
      Net cash used by operating activities             (187,620)      (256,476)
                                                     -----------    -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                   (7,281)             0
  Sale of building                                             0        111,000
  Deposits on fixed assets                                     0              0
                                                     -----------    -----------
      Net cash used by investing activities               (7,281)       111,000
                                                     -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               239,160        230,000
  Repayment of notes payable                             (93,713)             0
  Loan origination fee                                         0        (30,000)
  Deposit on stock warrants                               75,000              0
  Cash received from sale of common stock                 15,000              0
                                                     -----------    -----------
      Net cash provided by financing activities          235,447        200,000
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                           40,546         54,524

CASH, beginning of period                                  3,454         36,844
                                                     -----------    -----------
CASH, end of period                                  $    44,000    $    91,368
                                                     ===========    ===========
RECONCILIATION OF NET LOSS TO NET CASH USED
BY OPERATING ACTIVITIES:
  Net Loss                                           $(1,192,208)   $  (548,457)
                                                     -----------    -----------
Adjustments to reconcile net loss to net cash used
 by operating activities:
  Depreciation                                            14,670         15,800
  Amortization                                             1,878          1,878
  Stock issued for services                              798,792        196,457
  Stock issued for salaries                               54,263              0
  (Gain) on sale of building                                   0       (111,000)
  Interest added to principal of notes payable            14,431              0
Changes in Assets and Liabilities:
 (Increase)/Decrease
   Accounts receivable                                         0         30,148
   Prepaid expenses                                            0         22,490
   Inventory                                                   0            600
   Deferred Loan                                           3,000          1,000
  Increase/(Decrease)
   Accounts payable                                      (51,882)         9,608
   Accrued salaries                                      162,083        125,000
   Accrued payroll taxes and other                         7,353              0
                                                     -----------    -----------
                                                       1,004,588        291,981
                                                     -----------    -----------

Net Cash Used by Operating Activities                $  (187,620)   $  (256,476)
                                                     ===========    ===========

                            CORONADO INDUSTRIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  For The Six Month Period Ended June 30, 2000

                                                                                          Total
                                      Common Stock                                        Stock-
                                ----------------------      Additional    Retained        Holders'
                                  Shares                     Paid-in      Earnings        Equity
                                Outstanding     Amount       Capital      (Deficit)      (Deficit)
                                -----------     ------       -------      ---------      ---------
Balance at December 31, 1999    33,385,046     $ 33,385    $ 3,170,378   $(3,688,581)   $  (484,818)

Stock issued for services        1,344,373        1,344        797,451            --        798,795

Stock issued for salaries           56,918           57         54,206            --         54,263

Stock options exercised            200,000          200         14,800            --         15,000

Net loss                                --           --             --    (1,192,208)    (1,192,208)
                               -----------     --------    -----------   -----------    -----------

Balance at June 30,2000         34,986,337     $ 34,986    $ 4,036,835   $(4,880,789)   $  (808,968)
                               ===========     ========    ===========   ===========    ===========

                            CORONADO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations for the six and three months ended June 30, 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' equity of Coronado Industries, Inc., and its wholly-owned subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

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

2. BASIC LOSS PER SHARE:

For the six month period ending June 30, 2000, basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented as their affect is antidilutive.

3. STOCK WARRANT DEPOSITS:

Effective May 16, 2000, the Company entered into an agreement with an existing warrant holder to modify the terms and conditions of his warrants. Pursuant to the new agreement, the exercise price of the warrants was reduced from $2.50 per share to $0.75 per share on 519,000 warrants, for a total exercise price of $389,250. The warrant holder was required to deposit $50,000 earnest money with completion of the funding due by June 15, 2000. The Company subsequently agreed to extend the due date to July 17, 2000, and received an additional $25,000 deposit prior to June 30, 2000.

Subsequent to June 30, 2000, the Company agreed to an additional extension of the due date to September 1, 2000 and received an additional $25,000 deposit. Should the warrant holder be unable to pay the balance due of $289,250 on September 1, 2000, the total deposit of $100,000 would be forfeited to the Company.

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

QUARTER ENDING JUNE 30, 2000

For the quarter ending June 30, 2000 Registrant experienced a net loss of $370,437, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $350,358 and net interest expense of $20,603. 77.2% of Registrant's second quarter 2000 general and administrative expenses consisted of officers salaries of $93,750 (26.89%), professional expenses of $120,731 (34.5%) and shareholder services and media promotion of $56,000 (15.9%). In comparison, during second quarter 1999 58.8% of Registrant's general and administrative expense of $376,199 consisted of officers' salaries of $75,000 (19.9%), professional expenses of $83,045 (22.0%) and shareholder services and media promotion of $63,080 (16.8%). The increase in officer's salaries in 2000 over 1999 resulted from Dr. LiVecchi receiving an accrued salary in April, 2000. The increases in professional expenses in 2000 over 1999 occurred as a result of Dr. Bores being involved in the FDA application process full time in 2000 and increased legal expenses incurred in the FDA application process. Over 80% of the corporate expenses in 2000 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to increase in the second half of 2000 because on April 1, 2000 Dr. LiVecchi was granted an annual salary of $75,000 and Registrant will be required to appoint as many as two new outside Directors in 2000 in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2000 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $15,000 per month. As Registrant continues its foreign marketing efforts in 2000, its promotional expenses will likely remain high.

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

SIX MONTHS ENDING JUNE 30, 2000

OPERATIONS. Since Registrant closed its Scottsdale glaucoma treatment center on March 2, 1999, the first half of the 2000 fiscal year can not be compared to the operations for the first half of 1999.

For the six months ending June 30, 2000 Registrant experienced a net loss of $1,192,208, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $1,155,250 and net interest expense of $38,732. 88.9% of Registrant's 2000 first half corporate expenses consisted of officers' salaries of $231,848 (20.1%), professional expenses of $248,754 (21.5%) and shareholder services and media promotion of $546,250 (47.3%). In comparison, during the first half of 1999 62.7% of Registrant's corporate expense of $549,949 consisted of officers' salaries of $125,000 (22.7%), professional expenses of $146,662 (26.7%) and shareholder services and media promotion of $73,080 (13.3%). The increase in officers' salaries for 2000 over 1999 occurred as a result of two officers' salary was increased in April 1999 by $50,000 and Dr. LiVecchi started receiving an accrued salary of $75,000 in April 2000. The increase in professional expenses in 2000 over 1999 occurred as a result of Dr. Bores being involved in the FDA application process full time in 2000 and the increased legal expenses incurred in the FDA application process and listing Registrant's stock for trading on a German exchange in the first quarter 2000. The increase in shareholder services and media promotion in 2000 over 1999 resulted from an agreement with a new shareholder relations firm being reached in 2000 and the commencement of a European product marketing campaign in the first quarter of 2000. Over 80% of the corporate expenses in 2000 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to increase in the second half of 2000 because on April 1, 2000 Dr. LiVecchi was granted an annual salary of $75,000 and Registrant will be required to appoint as many as two new outside Directors in 2000 in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2000 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $15,000 per month. As Registrant continues its foreign marketing efforts in 2000, its promotional expenses will likely remain high.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative cash expenses totaling approximately $187,620, Registrant suffered from a liquidity shortage during the first half of 2000. Registrant was required to borrow a total of $225,407 through June 30, 2000 from its two officers, Richard and Gary Smith. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance as to when Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial manner. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2000; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

As of July 1,  2000  Registrant  had  warrants  for  over  1,300,000  shares  of
Registrant's common stock held by some 25 individuals as a result of Registrant's 1997 and 1998 private placements. These warrants have an exercise price of $2.50 and an expiration date of December 31, 2000. Registrant is hopeful that a substantial number of these warrants will be exercised in the second half of 2000, if the stock underlying the warrants can be registered with the SEC and the market price of Registrant's stock can rise above and remain at $4.00 per share.

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

Through June 30, 2000 the Registrant received loans of approximately $112,500 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. These loans accrue annual interest at the rate of 15%.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            Registrant filed no reports on Form 8-K with the Commission during the period ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                   CORONADO INDUSTRIES, INC.




Date: August 9, 2000               By: /s/ Gary R. Smith
      --------------                   ----------------------------------
                                       Gary R. Smith, President (Chief
                                       Executive Officer) and Treasurer
                                       (Chief Accounting Officer)