Form 10QSB
period 2000-09-30
CORONADO INDUSTRIES INC
filed 2000-11-14
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

               For the quarterly period ended - September 30, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,583,120

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            CORONADO INDUSTRIES, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                     September 30,     December 31,
                                                                        2000              1999
                                                                     -----------       -----------
                                                                     (Unaudited)        (Audited)
ASSETS
Current Assets:
  Cash                                                               $    56,834       $     3,454
  Inventory                                                               23,985            24,265
  Prepaid Expenses                                                       164,070                --
                                                                     -----------       -----------

        Total Current Assets                                             244,889            27,719

Property and Equipment, net                                              103,613           115,767

Other Assets:
  Intangible Assets, net                                                  26,017            28,833
  Deferred Loan Expense                                                   15,833            26,000
                                                                     -----------       -----------

        Total Assets                                                 $   390,352       $   198,319
                                                                     ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Note Payable to Related Party -
    Current Portion                                                  $   225,407       $    79,960
  Accounts Payable                                                        42,536            94,252
  Accrued Salaries                                                       522,500           276,090
  Other Liabilities                                                       26,785             2,835
                                                                     -----------       -----------

        Total Current Liabilities                                        817,228           453,137

Long-term Debt                                                           230,000           230,000
                                                                     -----------       -----------

        Total Liabilities                                              1,047,228           683,137
                                                                     -----------       -----------
Stockholders' Equity (Deficit):
  Preferred Stock - $.0001 par value: 3,000,000 shares
   authorized, none issued or outstanding                                     --                --
  Common Stock - $.001 par value; 50,000,000 shares authorized,
   35,583,120 shares outstanding at September 30, 2000;
   33,385,046 shares outstanding at December 31, 1999                     35,583            33,385
  Additional Paid-in Capital                                           4,585,950         3,170,378
  Accumulated Deficit                                                 (5,278,409)       (3,688,581)
                                                                     -----------       -----------

        Total Stockholders' Equity (Deficit)                            (656,876)         (484,818)
                                                                     -----------       -----------

        Total Liabilities and Stockholders' Equity (Deficit)         $   390,352       $   198,319
                                                                     ===========       ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           Nine Months                    Three Months
                                                  ----------------------------    ----------------------------
                                                      2000             1999*          2000            1999*
                                                  ------------    ------------    ------------    ------------
                                                  (UNAUDITED)      (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Product Revenues                                  $     12,000    $     46,000    $     12,000    $          0

Patient Revenues                                             0          28,005               0               0
                                                  ------------    ------------    ------------    ------------

      Total Revenues                                    12,000          74,005          12,000               0

Cost of Product Revenues                                   280         125,150             280               0

Cost of Patient Revenues                                     0          67,255               0               0
                                                  ------------    ------------    ------------    ------------

      Total Cost of Revenues                               280         192,405             280               0
                                                  ------------    ------------    ------------    ------------

Gross Profit/(Loss)                                     11,720        (118,400)         11,720               0

General and Administrative Expenses:
  Salaries and Wages                                   342,261         200,000         110,413          75,000
  Public Relations                                     717,856          74,905         171,606          11,106
  Legal and Professional fees                          161,879         146,860          10,664          23,985
  FDA expenses                                         145,539          35,000          48,000          30,000
  Rent expense                                          51,081               0           8,840               0
  Miscellaneous expenses                               118,455         287,833          32,298          73,345
                                                  ------------    ------------    ------------    ------------
      Total general and administrative expenses      1,537,071         744,598         381,821         213,436

Loss from Operations                                (1,525,351)       (862,998)       (370,101)       (213,436)
                                                  ------------    ------------    ------------    ------------
Other Income (Expense)
  Interest Expense                                     (59,334)        (16,995)        (20,602)         (8,100)
  Deferred Loan (Expense)                              (10,167)             --          (7,167)              0
  Miscellaneous Income (Expense)                         5,024         108,500             250          (1,500)
                                                  ------------    ------------    ------------    ------------

                                                       (64,477)         91,505         (27,519)         (9,600)
                                                  ------------    ------------    ------------    ------------

Net Loss                                          $ (1,589,828)   $   (771,493)   $   (397,620)   $   (223,036)
                                                  ============    ============    ============    ============

Basic Loss per Share                              $      (0.05)   $      (0.02)   $      (0.01)   $      (0.01)
                                                  ============    ============    ============    ============

Weighted Average Shares Outstanding                 34,824,443      32,132,948      35,375,769      32,254,865
                                                  ============    ============    ============    ============

* Restated for comparative purposes only.

                            CORONADO INDUSTRIES, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                   EQUITY (DEFICIT) FOR THE NINE MONTH PERIOD
                            ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                      Total
                                           COMMON STOCK                                               Stock-
                                    ---------------------    Additional      Retained                 Holders'
                                      Shares                   Paid-in       Earnings     Treasury    Equity
                                    Outstanding    Amount      Capital       (Deficit)      Stock    (Deficit)
                                    -----------    ------      -------       ---------      -----    ---------
Balance at December 31, 1999         33,385,046    $33,385    $3,170,378    $(3,688,581)    $ --    $  (484,818)

Stock issued for services             1,918,410      1,918     1,193,177             --       --      1,195,095

Stock issued for salaries                79,664         80        82,595             --       --         82,675

Stock options exercised                 200,000        200        14,800             --       --         15,000

Stock warrants sold and forfeited            --         --       125,000             --       --        125,000

Net loss                                     --         --            --     (1,589,828)      --     (1,589,828)
                                     ----------    -------    ----------    -----------     ----    -----------

Balance at September 30,2000         35,583,120    $35,583    $4,585,950    $(5,278,409)    $ --    $  (656,876)
                                     ==========    =======    ==========    ===========     ====    ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                     September 30, 2000    September 30, 1999
                                                     ------------------    ------------------
                                                        (UNAUDITED)           (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
 Cash received from customers                            $  12,000             $       0
 Cash paid to suppliers and employees                      (34,266)             (100,735)
 Interest paid                                             (12,150)                    0
                                                         ---------             ---------

       Net cash used by operating activities               (34,416)             (100,735)
                                                         ---------             ---------
CASH FLOW USED IN INVESTING ACTIVITIES:
 Acquisition of property and equipment                      (2,750)                    0
                                                         ---------             ---------

       Net cash used by investing activities                (2,750)                    0
                                                         ---------             ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                        0                16,975
 Stock warrants sold and forfeited                          50,000                     0
                                                         ---------             ---------

       Net cash provided by financing activities            50,000                16,975
                                                         ---------             ---------

NET INCREASE (DECREASE) IN CASH                             12,834               (83,760)

CASH, beginning of period                                   44,000                91,368
                                                         ---------             ---------

CASH, end of period                                      $  56,834             $   7,608
                                                         =========             =========
RECONCILIATION OF NET LOSS TO NET CASH USED BY
 OPERATING ACTIVITIES:
  Net Loss                                               $(397,620)            $(223,036)

Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation                                               7,514                 7,900
  Amortization                                               8,106                 2,439
  Stock issued for services                                396,303                43,387
  Stock issued for salaries                                 28,412                     0

Changes in Assets and Liabilities:
 (Increase)/Decrease
   Accounts receivable                                           0                16,698
   Prepaid expenses                                       (164,070)                    0
   Inventory                                                   280                     0
 Increase/(Decrease)
   Accounts payable                                            166               (23,123)
   Accrued salaries                                         84,327                75,000
   Accrued payroll taxes and other                           2,166                     0
                                                         ---------             ---------

                                                           363,204               122,301
                                                         ---------             ---------

Net Cash Used by Operating Activities                    $ (34,416)            $(100,735)
                                                         =========             =========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                     September 30, 2000   September 30, 1999
                                                     ------------------   ------------------
                                                        (UNAUDITED)           (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
 Cash received from customers                           $    16,774           $         0
 Cash paid to suppliers and employees                      (202,360)             (357,211)
 Interest paid                                              (36,450)                    0
                                                        -----------           -----------

       Net cash used by operating activities               (222,036)             (357,211)
                                                        -----------           -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
    Acquisition of property and equipment                   (10,031)                    0
    Sale of building                                              0               111,000
                                                        -----------           -----------

       Net cash used by investing activities                (10,031)              111,000
                                                        -----------           -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                   239,160               216,975
 Repayment of notes payable                                 (93,713)                    0
 Stock warrants sold and forfeited                          125,000                     0
 Cash received from exercise of options                      15,000                     0
                                                        -----------           -----------

       Net cash provided by financing activities            285,447               216,975
                                                        -----------           -----------

NET INCREASE (DECREASE) IN CASH                              53,380               (29,236)

CASH, beginning of period                                     3,454                36,844
                                                        -----------           -----------

CASH, end of period                                     $    56,834           $     7,608
                                                        ===========           ===========
RECONCILIATION OF NET LOSS TO NET CASH USED BY
 OPERATING ACTIVITIES:
 Net Loss                                               $(1,589,828)          $  (771,493)
                                                        -----------           -----------
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Depreciation                                                22,184                23,700
 Amortization                                                12,984                 5,317
 Stock issued for services                                1,195,095               239,844
 Stock issued for salaries                                   82,675                     0
 (Gain) on sale of building                                       0              (111,000)

Changes in Assets and Liabilities:
 (Increase)/Decrease
   Accounts receivable                                            0                46,846
   Prepaid expenses                                        (164,070)               22,490
   Inventory                                                    280                   600
 Increase/(Decrease)
   Accounts payable                                         (51,716)              (13,515)
   Accrued salaries                                         246,410               200,000
   Accrued payroll taxes and other                           23,950                     0
                                                        -----------           -----------

                                                          1,367,792               414,282
                                                        -----------           -----------

Net Cash Used by Operating Activities                   $  (222,036)          $  (357,211)
                                                        ===========           ===========

                            CORONADO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

2. BASIC LOSS PER SHARE:

For the nine month period ending September 30, 2000, basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented as their affect is antidilutive.

3. STOCK WARRANT SOLD AND FORFEITED:

Effective May 16, 2000, the Company entered into an agreement with an existing warrant holder to modify the terms and conditions of his warrants. Pursuant to the new agreement, the exercise price of the warrants was reduced from $2.50 per share to $0.75 per share on 519,000 warrants, for a total exercise price of $389,250. The Company received $125,000 in deposits against the $389,250 exercise price by August 21, 2000. The funding was to be completed by September 29, 2000 or the warrants were subject to forfeiture. The warrant holder was unable to pay the remaining balance of $264,250 by the due date, resulting in the forfeiture of the $125,000 deposit to the Company.

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

QUARTER ENDING SEPTEMBER 30, 2000

For the quarter ending September 30, 2000 Registrant experienced a net loss of $397,620, which was comprised primarily of its general and administrative expenses of $381,821. 89.2% of Registrant's 2000 third quarter corporate expenses consisted of officers salaries and wages of $110,413 (28.9%), professional expenses of $58,664 (15.4%) and shareholder services and media promotion of $171,606 (44.9%). In comparison, during the third quarter of the 1999 fiscal year 65.6% of Registrant's corporate expense of $213,436 consisted of officers salaries of $75,000 (35.1%), professional expenses of $53,985 (25.3%) and shareholder services and media promotion of $11,106 (5.2%). In April 1999 the annual salaries of Registrant's Chairman and President were increased to $150,000 each and Dr. LiVecchi started receiving an accrued salary of $75,000 in April 2000. Registrant expects its professional expenses in 2000 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $18,000 per month.

NINE MONTHS ENDING SEPTEMBER 30, 2000

OPERATIONS. Since Registrant closed its Scottsdale glaucoma treatment center on March 2, 1999, the first three quarters of the 2000 fiscal year can not be compared to the operations for the first three quarters of 1999.

For the nine months ending September 30, 2000 Registrant experienced a net loss of $1,589,828, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $1,537,071 and net interest expense of $59,334. 89.0% of Registrant's 2000 first nine months corporate expenses consisted of officers' salaries and wages of $342,261 (22.3%), professional expenses of $307,418 (20.0%) and shareholder services and media promotion of $717,856 (46.7%). In comparison, during the first nine months of 1999 61.4% of Registrant's corporate expense of $744,598 consisted of officers' salaries of $200,000 (26.9%), professional expenses of $181,860 (24.4%) and shareholder services and media promotion of $74,905 (10.1%). The increase in officers' salaries for 2000 over 1999 occurred as a result of two officers' salary being increased in April 1999 by $50,000 and Dr. LiVecchi receiving an accrued annual salary of $75,000 in April 2000. The increase in professional expenses in 2000 over 1999 occurred as a result of Dr. Bores being involved in the FDA application process full time in 2000 and the increased legal expenses incurred in the FDA application process and listing Registrant's stock for trading on a German exchange in the first quarter 2000. The increase in shareholder services and media promotion in 2000 over 1999 resulted from an agreement with a new shareholder relations firm being reached in 2000 and the commencement of a European product marketing campaign in the first quarter of 2000. Approximately 80% of the corporate expenses in 2000 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to increase in the last quarter of 2000 because on April 1, 2000 Dr. LiVecchi was granted an annual salary of $75,000. Registrant expects its professional expenses in 2000 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $18,000 per month. As Registrant continues its foreign marketing efforts in 2000, its promotional expenses will likely remain high.

During the nine months ended September 30, 2000 Registrant received a total of $125,000 as a non-refundable deposit toward the reduced exercise price of Registrant's outstanding warrants. That option expired on September 29, 2000 and the deposit has been retained by Registrant.

On October 21, 2000 Registrant executed a one year option agreement with CIBA Vision AG, a Swiss corporation doing business from Atlanta, Georgia ("Ciba Vision"). This agreement permits Ciba Vision to obtain the exclusive worldwide license to the patent rights and technology for Registrant's PNT product. Ciba Vision will conduct a study, at its cost, of Registrant's PNT product in Europe in accordance with the study protocol previously agreed to by the parties. It is anticipated that Ciba Vision will submit the study for approval in Italy before 2000 year end and the study will extend for some 120 to 150 days. Registrant will have access to all European clinical study results and it is anticipated Dr. Leo Bores, Registrant's medical director, will participate in the initial patient procedures in Europe. Ciba Vision will also assist Registrant in its discussion with the FDA in order to lead to the expeditious approval in the United States of PNT as a first line therapy for the treatment of glaucoma. Registrant and Ciba Vision are required by this agreement to negotiate in good faith the exclusive license agreement during the option period. Registrant is hopeful a license agreement will be executed with Ciba Vision in the first half of 2001; however, at this time there is no assurance any definitve license agreement with Ciba Vision will ever by executed by Registrant.

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

On October 21, 2000 Registrant executed a one year option agreement with CIBA Vision AG, a Swiss corporation doing business from Atlanta, Georgia ("Ciba Vision"). This agreement permits Ciba Vision to obtain the exclusive worldwide license to the patent rights and technology for Registrant's PNT product. Ciba Vision will conduct a study, at its cost, of Registrant's PNT product in Europe in accordance with the study protocol previously agreed to by the parties. It is anticipated that Ciba Vision will submit the study for approval in Italy before 2000 year end and the study will extend for some 120 to 150 days. Registrant will have access to all European clinical study results and it is anticipated Dr. Leo Bores, Registrant's medical director, will participate in the initial patient procedures in Europe. Ciba Vision will also assist Registrant in its discussion with the FDA in order to lead to the expeditious approval in the United States of PNT as a first line therapy for the treatment of glaucoma. Registrant and Ciba Vision are required by this agreement to negotiate in good faith the exclusive license agreement during the option period. Registrant is hopefull a license agreement will be executed with Ciba Vision in the first half of 2001; however, at this time there is no assurance any definitive license agreement with Ciba Vision will ever be executed by Registrant

During the nine months ended September 30, 2000, Registrant received a total of $125,000 as a non-refundable deposit toward the reduced exercise price of Registrant's outstanding warrants. That option expired on September 30, 2000 and the deposit has been retained by Registrant.

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

Through September 30, 2000 the Registrant received loans of approximately $112,500 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively. These loans accrue annual interest at the rate of 15%.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On October 2, 2000 a hearing was held in Irvine, California before an arbitrator appointed by the American Arbitration Association on the contract claim filed by Market Pathways Financial Relations, Inc., a former public relations firm of Registrant ("Market Pathways"). On October 18, 2000 the arbitrator ordered $23,643 of fees and costs be paid by Registrant to Market Pathways, as well as 300,000 shares of Registrant's common stock. Registrant believes the arbitrator made an egregious error in his ruling concerning the common stock. Registrant has commenced an appeal to overturn this award; however, there can be no assurance Registrant will be successful with this appeal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K
            There were no Reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                   CORONADO INDUSTRIES, INC.



Date: November 13, 2000              By: /s/ Gary R. Smith
      -----------------                 ----------------------------------------
                                        Gary R. Smith, President (Chief
                                        Executive Officer) and Treasurer
                                        (Chief Financial and Accounting Officer)