Form 10KSB40
period 2000-12-31
CORONADO INDUSTRIES INC
filed 2001-03-30
CIK 859365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended -- December 31, 2000

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

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                          Page
                                                                          ----
PART I
        Item 1.  Business Development.....................................

        Item 2.  Description of Property..................................

        Item 3.  Legal Proceedings........................................

        Item 4.  Submission of Matters to a Vote of Security Holders......

PART II
        Item 5.  Market for Registrant's Common Equity and Related
                  Stockholders Matters....................................

        Item 6.  Management's Discussion and Analysis or Plan of
                  Operation...............................................

        Item 7.  Financial Statements.....................................

        Item 8.  Changes In and Disagreement with Accountants on
                  Accounting and Financial disclosure.....................

PART III
        Item 9. Directors, Executive Officers, Promoters and Control Persons' Compliance with Section 16(a) of the
                  Exchange Act............................................

        Item 10. Executive Compensation...................................

        Item 11. Security Ownership of Certain Beneficial Owners
                  and Management..........................................

        Item 12. Certain Relationships and Related Transactions...........

PART IV
        Item 13. Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K.............................................

SIGNATURES................................................................

SUPPLEMENTAL INFORMATION AND EXHIBITS.....................................

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

     In recent years, Dr. John LiVecchi, a Registrant Director, and Dr. Leo Bores, a consultant, have been asked to address to different medical conventions of ophthalmologists concerning the results of the studies of Registrant's procedure and equipment. These presentations to the ultimate end-users of Registrant's products serve to educate the industry about the Registrant's products and their efficacy.

     On October 21, 2000 Registrant executed a one year option agreement with CIBA Vision AG, a Swiss corporation doing business from Atlanta, Georgia ("Ciba Vision"). This agreement permits Ciba Vision to obtain the exclusive worldwide license to the patent rights and technology for Registrant's PNT product. Ciba Vision will conduct a study, at its cost, of Registrant's PNT product in Europe in accordance with the study protocol previously agreed to by the parties. Registrant will have access to all European clinical study results and it is anticipated Dr. Leo Bores, Registrant's medical director, will participate in the initial patient procedures in Europe. Ciba Vision will also assist Registrant in its discussion with the FDA in order to lead to the expeditious approval in the United States of PNT as a first line therapy for the treatment of glaucoma. Registrant and Ciba Vision are required by this agreement to negotiate in good faith the exclusive license agreement during the option period. Registrant is hopefull a license agreement will be executed with Ciba Vision in 2001; however, at this time there is no assurance any definitive license agreement with Ciba Vision will ever be executed by Registrant

     In February 2000, Dr. Bores addressed representatives of the ministers of health for various European countries at European Parliament in Brussels, Belgium. Dr. Bores answered questions concerning the PNT device and its effects on glaucoma. He turned over Registrant's study data to be presented to the Ministry of Health in each country in the Euro-Pac. Registrant hopes, without assurance, to commence selling units to European hospitals and physicians during 2001.

     The Registrant's vacuum equipment is composed of special order parts, such as the molded case, display board, circuit boards, and motors, all for which Registrant has established manufacturing relationships with manufacturers. Registrant's subsidiary, Ophthalmic International, Inc., assembles the vacuum fixation device at its offices in Fountain Hills, Arizona. At such time as Registrant executes an agreement with a major worldwide distributor, Registrant may also sell the manufacturing rights to the same company. The Registrant has contracted for the manufacture of the patented rings with a medical device manufacturer located in California.

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

     The Registrant submitted a 510(k) premarket notification to the FDA on its PNT product in August of 1998. The FDA rejected this notification in October of 1998, on the basis that the Registrant's PNT product was not substantially equivalent to other products currently on the market and intended to lower intraocular pressure. The Registrant met with the FDA in February of 1999 to discuss the concerns expressed by the agency with respect to the substantial equivalence and safety of the PNT product. The Registrant made a submission to the FDA in April 1999 that was intended to provide the agency with detailed information addressing many of the concerns expressed by the FDA at the February 1999 meeting. This submission did not satisfy the FDA with respect to the patient risk associated with the clinical use of the PNT product.

     In February 1999, the FDA requested more information be submitted on patients treated to date with the PNT product. In September 1999, the FDA demanded Registrant submit a new clinical protocol for additional patient studies. In October 2000 Registrant negotiated a protocol with the FDA which provides for an additional six-month study of a minimum of 204 patients (with a two-year follow-up) from 5 different study sites. At the present time this study is underway, but less than 20 patients have been enrolled in the study so the completion date is difficult to accurately predict. Registrant continues in negotiation with the FDA concerning various features of the protocol and the study, such as the length of the study and the number of patients, in hopes of expediting FDA approval. However, there can be no assurance Registrant's PNT products will ever receive FDA approval for sale in the United States.

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

EMPLOYEES

     In addition to its two officers, the Registrant has engaged two persons as full-time consultants at the corporate headquarters. The Registrant anticipates hiring additional administrative and marketing personnel upon receipt of additional funding.

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

ITEM 3. LEGAL PROCEEDINGS.

     In February 2000, Registrant was served with a demand for arbitration in San Diego, California by a former public relations firm of Registrant. This firm claimed a monetary debt of approximately $19,000 and the issuance of 300,000 shares of Registrant's common stock. Registrant did not deny the monetary debt, but claimed the written agreement with this public relations firm included no provision for the issuance of Registrant's stock. An arbitration hearing was held on October 2, 2000 and on October 18, 2000 the arbitrator announced his decision against the Registrant for claims of $22,243 and 300,000 shares of common stock, with the cash award to accrue annual interest of 7% from March 7, 2000. In November 2000 Registrant appealed the arbitrator's award to Superior Court of Orange County, California. A hearing was held on January 19, 2001 and the arbitrator's award was upheld. Registrant intends to appeal the decision of the Orange County Superior Court; however, Registrant has expensed the amount of the arbitrator's award in fiscal year 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During calendar year 2000 no matters were submitted to a vote of the Registrant's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION The principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 1999 and 2000, by fiscal quarter, and through March 12, 2001.

                                                    Low              High
                                                    ---              ----
         January 1, 2000 - March 31, 2000          $0.20             $4.06
         April 1, 2000 - June 30, 2000             $0.84             $2.09
         July 1, 2000 - September 30, 2000         $0.895            $1.97
         October 1, 2000 - December 31, 2000       $0.25             $1.53

         January 1, 1999 - March 31, 1999          $0.17             $0.59
         April 1, 1999 - June 30, 1999             $0.15             $0.70
         July 1, 1999 - September 30, 1999         $0.125            $0.39
         October 1, 1999 - December 31, 1999       $0.125            $0.25

         January 1, 2001 - March 12, 2001          $0.27             $0.46

     Registrant's common stock is also traded on the Frankfurt and Hamburg, Germany exchanges. Registrant will attempt to have its common stock listed for trading on the NASDAQ National Market System or the NASDAQ Small Cap System at such time as its stock price becomes stabilized at the appropriate price - $5.00 and $4.00 per share, respectively.

     HOLDERS. The Registrant has approximately 421 stockholders of record, including nominee firms for securities dealers.

     DIVIDENDS. The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

COMMON STOCK

     The authorized capital stock of the Registrant consists of 50,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of Preferred Stock, par value $0.0001 per share. As of March 12, 2001, there were 38,581,491 shares of common stock and 0 shares of Preferred Stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Registrant. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Registrant's assets upon liquidation or dissolution.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

YEAR ENDING DECEMBER 31, 2000

     OPERATIONS. Since Registrant closed its Scottsdale glaucoma treatment center on March 2, 1999, fiscal year 2000 can not be compared to the prior year's operations.

     For the year ending December 31, 2000 Registrant experienced a net loss of $3,580,799, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $3,502,515. The Registrant had a net loss from operations of $3,490,795 for the year ending December 31, 2000. 94.0% of Registrant's 2000 corporate expenses consisted of officers salaries of $484,215 (13.8%), stock option and stock bonus compensation of $1,279,287 (36.6%), professional expenses of $382,553 (10.9%) and shareholder services and media promotion of $1,146,419 (32.7%). In comparison, during the 1999 fiscal year 58.1% of Registrant's corporate expense of $1,122,361 consisted of officers salaries of $300,000 (26.7%), stock option compensation of $0 (0.0%), professional expenses of $221,224 (19.7%), and shareholder services and media promotion of $131,305 (28.7%). The increase in officers' salaries for 2000 over 1999 occurred primarily as a result of the issuance of stock bonuses to management and employees in 2000 and Dr. LiVecchi receiving an accrued annual salary of $75,000 in April 2000. The increase in stock option and stock bonus compensation for 2000 over 1999 resulted from the grant of options for restricted stock at an exercise price of one-half the market value on the date of grant in 2000, as opposed to a grant for free-trading stock at above market value in 1999, and the granting of stock bonuses for the first time in 2000. The increase in professional expenses in 2000 over 1999 occurred as a result of the increased legal expenses incurred in the FDA application process and listing Registrant's stock for trading on a German exchange in the first quarter of 2000. The increase in shareholder services and media promotion in 2000 over 1999 resulted from an agreement with a new shareholder relations firm, the commencement of a European and African product marketing campaign in 2000, the hiring of a publicity firm and the expensing of the arbitration award with a prior shareholder relations firm. Approximately 95% of Registrant's corporate expenses were paid with Registrant's common stock in order to conserve Registrant's cash resources. Registrant expects its management salaries to be stable in 2001 until Registrant is required to appoint as many as two new outside Directors in 2001 in order to obtain listing for its stock on the NASD NMS or Small Cap markets. Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur. Registrant expects its professional expenses in 2001 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $18,000 per month. As Registrant continues its foreign marketing efforts in 2001, its promotional expenses will likely remain high.

     As a result of the presentation of the Registrant's patented equipment at the various conventions of ophthalmologists, in October 2000 Registrant executed a one-year option agreement with Ciba Vision which permits Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. Registrant is hopeful a license agreement will be executed with Ciba Vision in 2001; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

     LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during 2000. During 2000 Registrant was required to borrow a total of $315,407 from its two officers, G. Richard Smith and Gary R. Smith. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2001; however, there is no assurance Registrant will be able to obtain any financing in the future.

     On May 4, 1999 Registrant obtained a loan of $270,000 from a third party, bearing an annual interest rate of 18% and secured by Registrant's equipment, inventory and accounts receivable, a security deposit of $40,000 from the loan proceeds and the personal guaranty of Registrant's Chairman, G. Richard Smith. This loan is due in May, 2002 and bears 18% interest which is due monthly.

     During the year ended December 31, 2000 Registrant received a total of $125,000 as a non-refundable deposit toward the reduced exercise price of Registrant's warrants. That option expired on September 29, 2000 and the deposit has been retained by Registrant.

     On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

     Through March 15, 2001 the Registrant received additional loans of $22,000 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively, and Dr. John T. LiVecchi, a Director. At March 15, 2001 Registrant had borrowed a total of $138,100 from each of G. Richard and Gary R. Smith, and $22,000 from Dr. LiVecchi. These loans accrue interest at the rate of 15% per annum.

     From February through April 1999 the Registrant received loans of $40,000 each from G. Richard and Gary R. Smith. These loans accrued interest at the rate of 15% per annum and were repaid in May 1999. From May 1999 through February 2000 the Registrant received loans of $45,000 each from G. Richard and Gary R. Smith. These loans accrued interest at the rate of 15% per annum and were repaid in February 2000, along with $1,856.32 of accrued interest.

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

     G. Richard Smith, age 52, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 G. Richard Smith was co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

     Gary R. Smith, age 56, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 Gary R. Smith was co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

     John T. LiVecchi, age 52, has been a Director of the Registrant since December 16, 1996. From July, 1995 to November 5, 1996 Dr. LiVecchi was a member of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. Dr. LiVecchi had no relationship to American Glaucoma. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to present Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant's other Directors.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the salaries of the Registrant's two officers for the fiscal year ending December 31, 2000.

                                                                           Long Term Compensation
                                    Annual Compensation            ------------------------------------
                          --------------------------------------                Securities     Awards       Payouts
Name and                                             Other         Restricted   Underlying   ----------  ---------------
Principal                                            Annual          Stock       Options/      LTIP        All Other
Position            Year  Salary($)   Bonus($)   Compensation($)    Awards($)     SARS(#)    Payouts($)  Compensation($)
--------            ----  ---------   --------   ---------------    ---------     -------    ----------  ---------------
G. Richard Smith,   2000    $ 0(1)   $99,000(2)    $      0            --       2,933,333(3)     --            --
Chairman            1999    $ 0           --       $      0            --         500,000(4)     --            --
                    1998    $ 0           --       $125,000(5)         --         400,000(6)     --            --

Gary R. Smith,      2000    $ 0(1)   $99,000(2)    $      0            --       2,933,333(3)     --            --
President           1999    $ 0           --       $      0            --         500,000(4)     --            --
                    1998    $ 0           --       $125,000(5)         --         400,000(6)     --            --

----------
(1) An annual salary of $150,000 was accrued but not paid to G. Richard Smith and Gary R. Smith during 1999 and 2000.
(2) This bonus was paid in common stock upon issuance of 500,000 shares in January 2001.
(3) All of these options were awarded in January 2001. 2,600,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.135 per share. 333,333 of these options have a five-year term, may not be exercised until January 2002 and have an exercise price of $.30 per share.
(4) These options were awarded in November 1999, have a five-year term, may not be exercised until November 2000 and have an exercised price of $.20 per share.
(5) $100,000 of accrued salary for 1998 and $20,000 of salary accrued from 1997 was paid to each G. Richard Smith and Gary R. Smith in the form of restricted common stock at the rate of $.03 per share on December 21, 1998, which was the same rate offered to all employees for accrued salaries. G. Richard Smith and Gary R. Smith also received $5,000 cash as interest on their accrued salaries in October 1996.
(6) These options were awarded in December 1998, have a ten-year term and an exercise price of $.05 per share.

     The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the fiscal year to the Copmany's chief executive officer and each other executive officer.

                       Number of        % of Total
                      Securities       Options/SARs
                      Underlying        Granted to
                     Options/SARs      Employees in      Exercise or Base     Expiration
     Name             Granted (#)       Fiscal Year        Price ($/Sh)          Date
     ----             -----------       -----------        ------------          ----
G. Richard Smith      2,600,000            28.2%               $.135         January 2, 2011
                        333,333             3.6%               $.30          January 2, 2006

Gary R. Smith         2,600,000            28.2%               $.135         January 2, 2011
                        333,333             3.6%               $.30          January 2, 2006

     The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at January 2, 2001 for the Company's chief executive officer and each other officer.

                                                             Number of Securities              Value of
                                                            Underlying Unexercised      Unexercised In-the-Money
                                                           Options/SARs at FY-End(#)    Options/SARs at FY-End($)
                    Shares Acquired                        -------------------------    -------------------------
Name                on Exercise (#)   Value Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                ---------------   ------------------   -------------------------    -------------------------
G. Richard Smith         --                  --               3,500,000/333,333                $474,000/0(1)

Gary R. Smith            --                  --               3,500,000/333,333                $474,000/0(1)

----------
(1) Based on a year-end price of $.27 per share.

     In March 2000, the Board of Directors approved an annual salary of $75,000 for Dr. LiVecchi to commence on April 1, 2000, although this salary will not be paid until Registrant's cash flow condition improves.

STOCK OPTION PLANS

     In December 1998, the Registrant's Board of Directors adopted The 1998 Stock Option Plan (the "1998 Option Plan") and 1,550,000 shares were reserved for issuance thereunder. On December 21, 1998, the Registrant granted options for a total of 1,550,000 shares of Registrant's common stock. These options have ten-year terms and may be exercised within 3 months after termination of employment, except if the optionee dies while employed, the option may be exercised by the optionee's beneficiary. All options issued have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee, except the Registrant's officers must wait one year after the date of grant to exercise stock appreciation rights. The following individuals received options for the following number of shares at the indicated exercise price: G. Richard Smith 400,000 shares at $.05; Gary R. Smith 400,000 shares at $.05; and Dr. John
T. LiVecchi 400,000 shares at $.05. Since these options were granted on a date when the average market price for the Registrant's stock was $.10, the Registrant accounted for the granting of these options as an expense and increase to stockholder's equity of $186,235 in 1998. In February 2000, Dr. Bores exercised all of his options.

     In November 1999, the Registrant's Board of Directors adopted The 1999 Employee Stock Option Plan (the "1999 Employee Option Plan") and 575,000 shares were reserved for issuance thereunder. On November 3, 1999, the Registrant granted options for a total of 575,000 shares of Registrant's common stock at an exercise price of $.20. These options have ten-year terms and may be exercised at any time after one year from the date of grant until 3 months after termination of employment, except if the optionee dies while employed, the option may be exercised by the optionee's beneficiary. These options may not be exercised until November 3, 2000.

     In November 1999, the Registrant's Board of Directors adopted The 1999 Management Stock Option Plan (the "1999 Management Option Plan") and 1,400,000 shares were reserved for issuance thereunder. On November 3, 1999, the Registrant granted options for a total of 1,400,000 shares of Registrant's common stock. These options have ten-year terms (except for 10% shareholders who only have five-year terms) and may be exercised at any time after one year from the date of grant until 3 months after termination of employment, except if the optionee dies while employed, the option may be exercised by the optionee's beneficiary. All options issued have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee. The following individuals received options for the following number of shares at the indicated exercise price: G. Richard Smith, 500,000 shares at $.20; Gary R. Smith, 500,000 shares at $.20 and Dr. John T. LiVecchi, 400,000 shares at $.20. These options may not be exercised until November 3, 2000.

     In January 2001 the Registrant's Board of Directors adopted the 2000 Management Bonus Stock Option Plan (the "2000 Bonus Option Plan") and on January 2, 2001 the Registrant granted options for a total of 6,000,000 shares of Registrant's common stock to be issued under the 2000 Bonus Option Plan. These options have a ten-year term and may be exercised at any time from the date of grant until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary. All options issued under the 2000 Bonus Option Plan have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee. The following individuals received options for the following number of shares at the indicated exercise price: G. Richard Smith, 2,000,000 shares at $.135; Gary R. Smith, 2,000,000 shares at $.135; and Dr. John T. LiVecchi, 2,000,000 shares at $.135.

     In January 2001 the Registrant's Board of Directors adopted the 2000 Management Stock Option Plan (the "2000 Management Option Plan") and on January 2, 2001 the Registrant granted options for a total of 2,599,999 shares of Registrant's common stock to be issued under the 2000 Management Option Plan. 1,933,333 of these options have a ten-year term (666,666 have a five-year term) and may be exercised at any time from the date of grant (except 666,666 may not be exercised until January 2, 2002) until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary. All options issued under the 2000 Management Option Plan have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee. The following individuals received options for the following number of shares at the indicated exercise price: G. Richard Smith, 600,000 shares at $.135 and 333,333 shares at $.30; Gary R. Smith, 600,000 shares at $.135 and 333,333 shares at $.30; and Dr. John T. LiVecchi, 400,000 shares at $.135 and 333,333 shares at $.30.

     In January 2001 the Registrant's Board of Directors adopted the 2000 Employee Stock Option Plan (the "2000 Employee Option Plan") and on January 2, 2001 the Registrant granted options for a total of 625,000 shares of Registrant's common stock to be issued under the 2000 Employee Option Plan at an exercise price of $.27. These options have a ten-year term and may be exercised at any time from the date of grant until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary.

     The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 12, 2001 there were 38,581,491 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by: (i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                    Name and Address            Amount and Nature of     Percent
Title of Class      Beneficial Owner            Beneficial Ownership    of Class
--------------      ----------------            --------------------    --------
Common Stock   Gary R. Smith                         7,981,512 (1)         20.7%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   G. Richard Smith                      7,327,612 (2)         19.0%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   John T. LiVecchi                      1,870,000 (3)          4.8%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   Officers and Directors, as a         17,179,124 (4)         44.5%
                  Group (3 People)

----------
(1) Does not include 3,833,333 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 27.9% of the Registrant's total outstanding shares. This number does not include 600,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director.
(2) Does not include 3,833,333 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 26.3% of the Registrant's total outstanding shares. This number does not include 600,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director.
(3) Does not include 3,533,333 shares of stock which may be purchased by Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Dr. LiVecchi purchased all of those shares, Dr. LiVecchi would own 12.8% of the Registrant's total outstanding shares.
(4) Does not include a total of 11,199,999 shares of stock which may be purchased by each of Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Messrs.
     Smith, Smith and LiVecchi purchased all of those shares, they would collectively own 57.0% of the Registrant's total outstanding shares.

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

         Exhibits   10.1   2000 Management Stock Option Plan

                    10.2   2000 Management Bonus Stock Option Plan

                    10.3   2000 Employee Stock Option Plan

                    10.4   Form of 2000 Management Stock Option Agreement

                    10.5   Form of 2000 Management Bonus Stock Option Agreement

                    10.6   Form of 2000 Employee Stock Option Agreement

         Financial Statements -- F-1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 22, 2001 by the undersigned, thereunto authorized.

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


/S/ G. Richard Smith        Chairman (Chief Executive      Dated: March 22, 2001
-------------------------   Officer), Secretary and
     G. Richard Smith       Director



/S/ Gary R. Smith           President, Treasurer           Dated: March 22, 2001
-------------------------   (Chief Accounting Officer),
     Gary R. Smith          Director



-------------------------   Director                       Dated:
     John LiVecchi

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Registrant's fiscal year ended December 31, 2000. The Registrant currently has not held its Annual Meeting of Stockholders.

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

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Coronado Industries, Inc.

We have audited the accompanying consolidated balance sheet of Coronado Industries, Inc. as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. as of December 31, 2000, and the results of its operations, changes in stockholders' equity (deficit), and it cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

Certified Public Accountants                        /s/ Semple & Cooper, LLP

Phoenix, Arizona

February 22, 2001

                            CORONADO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                           December 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
Assets:
Current Assets:
  Cash (Note 1)                                        $  1,195       $  3,454
  Inventory (Notes 1 and 9)                              23,985         24,265
                                                       --------       --------

        Total Current Assets                             25,180         27,719
                                                       --------       --------

Property and equipment, net (Notes 1, 2 and 9)           96,065        115,767

Other Assets:
  Intangible assets, net (Notes 1 and 3)                 25,078         28,833
  Deferred loan expense                                  13,333         26,000
                                                       --------       --------

        Total Assets                                   $159,656       $198,319
                                                       ========       ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 December 31,
                                                                        ------------------------------
                                                                            2000               1999
                                                                        -----------        -----------
Current Liabilities:
  Notes payable to related party - current portion (Note 4)             $   232,200        $    79,960
  Accounts payable                                                           27,763             94,252
  Accrued salaries                                                          616,250            276,090
  Other Liabilities                                                         151,043              2,835
                                                                        -----------        -----------
        Total Current Liabilities                                         1,027,256            453,137

Long-Term Liabilities
  Note payable (Note 9)                                                     230,000            230,000
                                                                        -----------        -----------

        Total Liabilities                                                 1,257,256            683,137
                                                                        -----------        -----------
Commitments: (Note 7)

Stockholders' Equity (Deficit): (Note 5)
  Preferred Stock - $.0001 par value; 3,000,000 shares
   authorized, none issued or outstanding
  Common Stock - $.001 par value;  50,000,000 shares authorized,
   38,115,096 and 33,385,046 shares issued and outstanding at
   December 31, 2000 and 1999, respectively                                  38,115             33,385
  Additional paid-in capital                                              6,133,665          3,170,378
  Accumulated deficit                                                    (7,269,380)        (3,688,581)
                                                                        -----------        -----------
        Total Stockholder's Equity (Deficit)                             (1,097,600)          (484,818)
                                                                        -----------        -----------

        Total Liabilities and Stockholder's Equity (Deficit)            $   159,656        $   198,319
                                                                        ===========        ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           For the Year Ended December 31,
                                                         ----------------------------------
                                                             2000                  1999
                                                         ------------          ------------
Product Revenues                                         $     12,000          $     46,000
Patient Revenues                                                   --                28,005
                                                         ------------          ------------
        Total Revenues                                         12,000                74,005

Cost of Product Revenues                                          280               173,618
Cost of Patient Revenues                                           --                    --
                                                         ------------          ------------
        Total Cost of Revenues                                    280               173,618
                                                         ------------          ------------
Gross Profit (Loss)                                            11,720               (99,613)
General and Administrative Expenses
  Salaries and Wages                                        1,763,502               300,000
  Public Relations                                          1,146,419               131,305
  Legal and Professional fees                                 207,014               121,224
  FDA expense                                                 175,539               100,000
  Rent expense                                                 43,000                76,531
  Miscellaneous expense                                       167,041               393,301
                                                         ------------          ------------
        Total general and administrative expenses           3,502,515             1,122,361
                                                         ------------          ------------
Loss from Operations                                       (3,490,795)           (1,221,974)
                                                         ------------          ------------
Other Income/(Expense):
  Interest Expense                                            (95,028)              (35,780)
  Interest Income                                                  --                    25
  Miscellaneous Expense                                            --               (22,505)
  Other Income                                                  5,024               108,500
                                                         ------------          ------------
        Total Other Income (Expense)                          (90,004)               50,240
                                                         ------------          ------------

Net Loss                                                 $ (3,580,799)         $ (1,171,734)
                                                         ============          ============

Basic Loss per Share (Note 1)                            $      (0.10)         $      (0.04)
                                                         ============          ============

Weighted Average Shares Outstanding                        35,055,497            32,208,146
                                                         ============          ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                            CORONADO INDUSTRIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                            STOCK
                                                      COMMON STOCK          ADDITIONAL     RETAINED        HOLDERS'
                                                ------------------------     PAID-IN       EARNINGS        EQUITY
                                                SHARES        PAR VALUE      CAPITAL       (DEFICIT)      (DEFICIT)
                                                ------        ---------      -------       ---------      ---------
Balance at December 31, 1998                   31,560,176       $31,561    $2,778,926     $(2,516,847)   $   293,640
Stock issued for services                       1,017,357         1,017       245,939              --        246,956
Stock issued for salaries                         807,513           807       124,233              --        125,040
Options and warrants issued for services               --            --        21,280              --         21,280
Net loss                                               --            --            --      (1,171,734)    (1,171,734)
                                               ----------       -------    ----------     -----------    -----------

Balance at December 31, 1999                   33,385,046        33,385     3,170,378      (3,688,581)      (484,818)

Stock issued for services                       2,254,978         2,255     1,373,550              --      1,375,805
Stock issued for salaries                         250,072           250       156,100              --        156,350
Stock options exercised                           200,000           200        14,800              --         15,000
Stock warrants sold and forfeited                      --            --       125,000              --        125,000
Stock options issued for services                      --            --        16,575              --         16,575
Stock options issued for salaries                      --            --       892,287              --        892,287
Stock issued for bonuses                        2,025,000         2,025       384,975              --        387,000
Net loss                                               --            --            --      (3,580,799)    (3,580,799)
                                               ----------       -------    ----------     -----------    -----------

Balance at December 31, 2000                   38,115,096       $38,115    $6,133,665     $(7,269,380)   $(1,097,600)
                                               ==========       =======    ==========     ===========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   For the Year Ended December 31,
                                                                   -------------------------------
                                                                      2000                  1999
                                                                   ---------             ---------
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
  Cash received from customers                                     $  17,024             $ 243,910
  Cash paid to suppliers and employees                              (253,229)             (551,505)
  Interest paid                                                      (48,263)              (35,780)
  Interest received                                                                             25
                                                                   ---------             ---------
        Net cash used in operating activities                       (284,468)             (343,350)
                                                                   ---------             ---------

Cash flows from investing activities:
  Acquisition of property and equipment                              (10,031)                   --
                                                                   ---------             ---------
        Net cash used in investing activities                        (10,031)                   --
                                                                   ---------             ---------

Cash flows from financing activities:
  Proceeds from borrowings                                           242,240               309,960
  Repayment of notes payable                                         (90,000)                   --
  Stock warrants sold and forfeited                                  125,000                    --
  Cash received from exercise of options                              15,000                    --
                                                                   ---------             ---------
        Net cash provided by (used in) financing activities          292,240               309,960
                                                                   ---------             ---------

Net increase (decrease) in cash and cash equivalents                  (2,259)              (33,390)

Cash and cash equivalents at beginning of period                       3,454                36,844
                                                                   ---------             ---------
Cash and cash equivalents at end of period                         $   1,195             $   3,454
                                                                   =========             =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           For the Year Ended December 31,
                                                           -------------------------------
                                                              2000                 1999
                                                           -----------         -----------
Reconciliation of Net Loss to Net Cash Used in
 Operating Activities:
  Net Income/(Loss)                                        $(3,580,799)        $(1,171,734)

Adjustments to Reconcile Net Loss to Net Cash
 Used in Operating Activities:
  Depreciation                                                  29,733              28,669
  Amortization                                                   3,755               3,756
  Deferred loan amortization                                    12,667                  --
  Stock issued for services                                  1,375,805             246,956
  Stock issued for salaries                                    156,350             125,040
  Stock options issued for services                             16,575              21,280
  Stock options issued for salaries                            892,287                  --
  Stock issued for bonuses                                     387,000                  --

Changes in Assets and Liabilities:
 (Increase)/Decrease
  Accounts receivable                                               --              61,405
  Prepaid expenses                                                  --              22,490
  Inventory                                                        280                 600
  Deferred loan expenses                                            --             (26,000)
 Increase/(Decrease)
  Accounts payable                                             (66,489)             65,263
  Accrued Salaries                                             340,160             276,090
  Other accrued liabilities                                    148,208               2,835
                                                           -----------         -----------
                                                             3,296,331             828,384
                                                           -----------         -----------

Net cash provided by (used in) operating activities        $  (284,468)        $  (343,350)
                                                           ===========         ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            CORONADO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF
     ESTIMATES:

     ORGANIZATION:

     Coronado Industries, Inc. (the Company) was originally incorporated under the laws of the State of New York in December 1989 as First Lloyd Funding, Inc., which subsequently changed its name to Logical Computer Services of New York, Ltd. In September, 1996, the Company changed its name to Coronado Industries, Inc. The Company was a non-operating shell corporation with nominal net assets prior to its merger on November 5, 1996, when the Company acquired one hundred percent (100%) of the assets of Ophthalmic International, L.L.C. and American Glaucoma

     The stockholders of American Glaucoma and Ophthalmic International, L.L.C., which are the same for both corporations, obtained majority control of the Company in the combination, and therefore, were considered the accounting acquiror. Therefore, the transaction was accounted for as a reverse merger.

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

     INVENTORIES:

     Inventories consist primarily of raw materials and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market.

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using accelerated methods over the following useful lives:

                Office furniture and equipment           5-7 years
                Machinery                                5-7 years
                Leasehold improvements                  7-39 years

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

     LOSS PER SHARE:

     Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at December 31, 2000 and 1999 of 12,649,999 and 5,430,023, respectively, have been excluded from the calculation of basic net loss per common share as their effect is antidilutive. In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 2000 and 1999 the diluted EPS calculation has been excluded from the financial statements.

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

     ADVERTISING:

     Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2000 and 1999 were $2,409 and $26,050 respectively.

     REVENUE RECOGNITION:

     The Company recognizes revenues on the accrual basis, when the procedures are performed, or equipment is delivered.

     STOCK BASED COMPENSATION:

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and the related interpretations in accounting for its employee stock options. Under APB No. 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is below the market price of the underlying stock on the date of grant, compensation expense is recorded in the year of grant in accordance with FAS No. 123. See Note 5 below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (Statement No. 123) when the exercise price equals or exceeds the market price on the date of grant.

2.   PROPERTY AND EQUIPMENT:

     At December 31, 2000 and 1999, property and equipment consists of the following:

                                                        2000             1999
                                                     ---------        ---------
     Office furniture and equipment                  $  58,433        $  58,433
     Machinery and equipment                           151,301          141,270
     Leasehold improvements                              5,463            5,463
                                                     ---------        ---------
                                                       215,197          205,166
     Less: accumulated depreciation                   (119,132)         (89,399)
                                                     ---------        ---------

     Net property and equipment                      $  96,065        $ 115,767
                                                     =========        =========

     Depreciation expense was $29,733 and $28,669, for the years ended December 31, 2000 and 1999, respectively.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   INTANGIBLE ASSETS:

     Intangible assets consist of goodwill, which represents the excess of the cost of the combined companies over the fair value of their net assets at the date of combination, and legal costs incurred to secure patents. Goodwill and patents are being amortized ratably over five (5) and fifteen
     (15) years, respectively. Amortization expense charged to operations for the years ended December 31, 2000 and 1999 was $3,755 and $3,756, respectively.

4.   RELATED PARTY TRANSACTIONS:

     Notes Payable - Related Parties:

     As of December 31, 2000 and 1999, notes payable - related parties consist of various 15% notes to two principal stockholders. The combined balance at December 31, 2000 and 1999 is $232,200 and $79,960, respectively. These notes are considered short-term in nature.

5.   STOCKHOLDERS' EQUITY (DEFICIT):

     Common Stock and common Stock Warrants:

     100,000 common stock warrants valued at $2,830 were issued for financing fees in 1999, with an exercise price of $2.00 per share, exercisable through May 4, 2002. All 100,000 common stock warrants are currently exercisable.

     1,805,023 common stock warrants were issued in conjunction with stock offerings in 1998, with an exercise price of $2.50 per share, exercisable through December 31, 2000. All common stock warrants relating to these offerings are expired as of December 31, 2000.

     Effective May 16, 2000, the Company entered into an agreement with an existing warrant holder to modify the terms and conditions of the warrants outstanding. Pursuant to the new agreement the exercise price of the warrants was reduced from $2.50 per share to $0.75 per share on 519,000 warrants, for a total exercise price of $389,250. The warrant holder was required to deposit $50,000 earnest money with completion of the funding due by June 15, 2000. The Company subsequently agreed to extend the due date to July 17, 2000, and received an additional $25,000 deposit prior to June 30, 2000.

     Subsequent to June 30, 2000 the Company agreed to an additional extension of the due date to September 1, 2000 and received an additional $50,000 deposit from the warrant holder. The warrant holder was unable to pay the balance due of $264,250 by September 1, 2000, and the total deposit of $125,000 was forfeited to the Company's benefit.

     Employee Stock Options and Stock Plans:

     On January 2, 2001, the Board of Directors approved the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 6,000,000 shares of common stock are reserved for issuance.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     A summary of the activity of the Plan follows:

                                                                    Weighted
                                                                    Average
                                                      Number        Exercise
                                                    of Options       Price
                                                    ----------       -----
     Outstanding at December 31, 1999                        0      $    0

     Granted                                         6,000,000        .135
                                                     ---------      ------
     Outstanding at December 31, 2000                6,000,000      $ .135
                                                     =========      ======


     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2000:

                     Options Outstanding                     Options Exercisable
     ---------------------------------------------------     -------------------
                                Weighted
                                Average         Weighted               Weighted
                                Remaining       Average                 Average
     Exercise     Number       Contractual      Exercise     No. of    Exercise
       Price    of shares    Life (in years)     Price       Shares      Price
       -----    ---------    ---------------     -----       ------      -----
      $ .135    6,000,000         10.00          $ .135     6,000,000    $ .135

     On January 2, 2001, the Board of Directors approved the 2000 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,599,999 shares of common stock are reserved for issuance.

     A summary of the activity of the Plan follows:

                                                                    Weighted
                                                                    Average
                                                      Number        Exercise
                                                    of Options        Price
                                                    ----------        -----
     Outstanding at December 31, 1999                        0       $    0

     Granted                                         2,599,999         .211
                                                     ---------       ------

     Outstanding at December 31, 2000                2,599,999       $ .211
                                                     =========       ======

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2000:

                     Options Outstanding                     Options Exercisable
     ---------------------------------------------------     -------------------
                                Weighted
                                Average         Weighted               Weighted
                                Remaining       Average                 Average
     Exercise     Number       Contractual      Exercise     No. of    Exercise
       Price    of shares    Life (in years)     Price       Shares      Price
       -----    ---------    ---------------     -----       ------      -----
      $ .211    2,599,999         8.21           $ .211     2,599,999    $ .211

     On January 2, 2001, the Board of Directors approved the 2000 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 625,000 shares of common stock are reserved for issuance

     A summary of the activity of the Plan follows:

                                                                    Weighted
                                                                    Average
                                                      Number        Exercise
                                                    of Options        Price
                                                    ----------        -----
     Outstanding at December 31, 1999                       0        $    0

     Granted                                          625,000          .135
                                                      -------        ------

     Outstanding at December 31, 2000                 625,000        $ .135
                                                      =======        ======

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2000:

                     Options Outstanding                     Options Exercisable
     ---------------------------------------------------     -------------------
                                Weighted
                                Average         Weighted               Weighted
                                Remaining       Average                 Average
     Exercise     Number       Contractual      Exercise     No. of    Exercise
       Price    of shares    Life (in years)     Price       Shares      Price
       -----    ---------    ---------------     -----       ------      -----
      $ .135     625,000         10.00           $ .135     625,000     $ .135

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

     A summary of the activity of the Plan follows:

                                                                     Weighted
                                                                     Average
                                                      Number         Exercise
                                                    of Options        Price
                                                    ----------        -----
     Outstanding at December 31, 1999                 575,000         $0.20

     Exercised                                              0          0.20
                                                      -------         -----

     Outstanding at December 31, 2000                 575,000         $0.20
                                                      =======         =====

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2000:

                     Options Outstanding                     Options Exercisable
     ---------------------------------------------------     -------------------
                                Weighted
                                Average         Weighted               Weighted
                                Remaining       Average                 Average
     Exercise     Number       Contractual      Exercise     No. of    Exercise
       Price    of shares    Life (in years)     Price       Shares      Price
       -----    ---------    ---------------     -----       ------      -----
       $ .20     575,000          8.84           $ .20       575,000     $ .20

     On November 3, 1999, the Board of Directors approved the 1999 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of and consultants for the Company. Under the above Plan, 1,400,000 shares of common stock are reserved for issuance.

     A summary of the activity of the Plan follows:

                                                                    Weighted
                                                                    Average
                                                      Number        Exercise
                                                    of Options        Price
                                                    ----------        -----
     Outstanding at December 31, 1999                1,400,000        $0.20

     Exercised                                              --         0.20
                                                     ---------        -----

     Outstanding at December 31, 2000                1,400,000        $0.20
                                                     =========        =====

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2000:

                     Options Outstanding                     Options Exercisable
     ---------------------------------------------------     -------------------
                                Weighted
                                Average         Weighted               Weighted
                                Remaining       Average                 Average
     Exercise     Number       Contractual      Exercise     No. of    Exercise
       Price    of shares    Life (in years)     Price       Shares      Price
       -----    ---------    ---------------     -----       ------      -----
       $ .20    1,400,000         5.24           $ .20     1,400,000     $ .20

     On December 21, 1998, the Board of Directors approved the 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,550,000 shares of common stock are reserved for issuance.

     A summary of the activity of the Plan follows:

                                                                     Weighted
                                                                     Average
                                                      Number         Exercise
                                                    of Options        Price
                                                    ----------        -----
     Outstanding at December 31, 1999                1,550,000        $.075

     Exercised                                         200,000         .075
                                                     ---------        -----

     Outstanding at December 31, 2000                1,350,000        $.075
                                                     =========        =====

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2000:

                     Options Outstanding                     Options Exercisable
     ---------------------------------------------------     -------------------
                                Weighted
                                Average         Weighted               Weighted
                                Remaining       Average                 Average
     Exercise     Number       Contractual      Exercise     No. of    Exercise
       Price    of shares    Life (in years)     Price       Shares      Price
       -----    ---------    ---------------     -----       ------      -----
      $ .075    1,350,000         7.84          $ .075     1,350,000    $ .075

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     Consistent with accounting for options utilizing the intrinsic value method, options granted during 2000, in which the exercise price was less than the fair market value of the Company's common stock on the date of grant, have been reflected in compensation expense for the year ended December 31, 2000. Some of the stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2000 and 1999. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have been increased to the pro forma amounts presented below:

                                             2000                1999
                                         ------------        ------------
     As reported:
        Net loss                         $ (3,580,799)       $ (1,171,734)
                                         ============        ============

        Loss per share                   $       (.10)       $       (.04)
                                         ============        ============
     Pro forma
        Net loss                         $ (3,667,466)       $ (1,396,209)
                                         ============        ============

     Loss per share                      $       (.10)       $       (.04)
                                         ============        ============

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five (5) to ten (10) years, risk-free interest rates of eight percent (8%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended December 31, 2000 and 1999 approximated $.09 and $.12, respectively.

6.   INCOME TAXES:

     As of December 31, 2000, the components of deferred income taxes are as follows:

     Long-term Deferred Tax Assets (Liabilities)
     Net operating loss carry forwards                         $ 1,720,000
     Depreciation and amortization                                 (12,500)
                                                               -----------
                                                                 1,707,500
     Less: valuation allowance                                  (1,707,500)
                                                               -----------

     Net Long-term Deferred Tax Asset                          $        --
                                                               ===========

     Based on the weight of available evidence, the Company has provided a full valuation allowance on its deferred tax asset at December 31, 2000.

     As of December 31, 2000, the Company has net operating loss carryforwards available to offset future federal and state taxable income in the amounts of $7,134,552 and $7,032,226, respectively, and expiring as follows:

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   INCOME TAXES (CONTINUED):

                         Net Loss Carryforward
                            Amount Available           Year of Expiration
                       -------------------------       ------------------
          Year         Federal          State          Federal      State
          ----         -------          -----          -------      -----
          1993       $    37,195     $        --         2208          --
          1994            65,131              --         2009          --
          1995            96,528          96,528         2010        2000
          1996            31,021          31,021         2011        2001
          1997           673,948         673,948         2012        2002
          1998         1,448,812       1,448,812         2018        2003
          1999         1,201,118       1,201,118         2019        2004
          2000         3,580,799       3,580,799         2020        2005
                     -----------     -----------

                     $ 7,134,552     $ 7,032,226
                     ===========     ===========

7.   COMMITMENTS:

     The Company currently leases office space in Fountain Hills, Arizona, under a non-cancellable operating lease agreement which expires June, 2001. Under the terms of the lease agreements, the Company pays monthly rents in the approximate aggregate amount of $2,500. For the years ended December 31, 2000 and 1999, rent expense under the aforementioned non-cancellable operating lease agreements was $43,000 and $69,324, respectively.

     Future minimum payments due under the operating lease agreements, are as follows:

                    Year Ending December 31,             Amount
                    ------------------------             ------
                             2001                        $13,956
                                                         =======


8.   NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments.

     For the year ended December 31, 2000, these non-cash activities are as follows:

     2,505,050 shares of common stock were issued for services and salaries, which were valued at $1,532,155.

     8,075,000 stock options were issued to employees for services, which were valued at $892,287.

     150,000 stock options were issued to non-employees for services, which were valued at $16,575.

     2,025,000 stock options were issued to key employees as bonuses, which were valued at $387,000.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):

     For the year ended December 31, 1999, these non-cash activities are as follows:

     1,824,870 shares of common stock were issued for services and salaries, which were valued at $371,996.

     250,000 stock options and warrants were issued to non-employees for services, which were valued at $21,280.

9.   NOTE PAYABLE:

     At December 31, 2000, note payable consists of the following:

     Note Payable to TLD Funding Group, with monthly interest
     payments of $4,050, with principal due on May 4, 2002,
     interest imputed at 18% per annum; secured by equipment
     and inventory.                                                     $230,000
                                                                        ========

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

     In addition, the Company has incurred net losses of $3,580,799 and $1,171,734 in 2000 and 1999, respectively. Unaudited information subsequent to December 31, 2000, indicates that the losses are continuing.

     The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.