Form 10QSB
period 2001-03-31
CORONADO INDUSTRIES INC
filed 2001-05-15
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended - March 31, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 38,655,159.

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

                            CORONADO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2001 (UNAUDITED) AND DECMBER 31, 2000

                                     ASSETS

                                                    March 31,       December 31,
                                                      2001              2000
                                                    --------          --------
                                                   (Unaudited)
Current Assets:
  Cash                                              $  9,694         $  1,195
  Inventory                                           23,985           23,985
                                                    --------         --------
     Total Current Assets                             33,679           25,180
                                                    --------         --------

Property and equipment, net                           31,692           96,065

Other Assets:
  Intangible assets, net                              24,139           25,078
  Deferred loan expense                               10,833           13,333
                                                    --------         --------
     Total Assets                                   $100,343         $159,656
                                                    ========         ========

                            CORONADO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2001 (UNAUDITED) AND DECMBER 31, 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                       March 31,        December 31,
                                                                         2001               2000
                                                                     -----------        -----------
                                                                     (Unaudited)
Current Liabilities:
  Notes payable to related party - current portion                   $   298,800        $   232,200
  Accounts payable                                                         3,518             27,763
  Accrued salaries                                                       710,000            616,250
  Other Liabilities                                                      183,457            151,043
                                                                     -----------        -----------
      Total Current Liabilities                                        1,195,775          1,027,256

Long-Term Liabilities
  Note payable                                                           230,000            230,000
                                                                     -----------        -----------
      Total Liabilities                                                1,425,775          1,257,256
                                                                     -----------        -----------
Stockholders' Equity (Deficit):
  Preferred Stock - $.0001 par value; 3,000,000 shares
   authorized, none issued or outstanding                                     --                 --
  Common Stock - $.001 par value;  50,000,000 shares authorized,
   38,655,159 and 38,115,096 shares issued and outstanding at
   March 31, 2001 and December 31, 2000 respectively                      38,655             38,115
  Additional paid-in capital                                           6,293,846          6,133,665
  Accumulated deficit                                                 (7,657,933)        (7,269,380)
                                                                     -----------        -----------
      Total Stockholder's Equity (Deficit)                            (1,325,432)        (1,097,600)
                                                                     -----------        -----------
      Total Liabilities and Stockholder's Equity (Deficit)           $   100,343        $   159,656
                                                                     ===========        ===========

                            CORONADO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


                                                             For the three months
                                                                ended March 31,
                                                       ---------------------------------
                                                           2001                 2000
                                                       ------------         ------------
                                                       (Unaudited)          (Unaudited)

Product Revenues                                       $         --         $         --
Patient Revenues                                                 --                   --
                                                       ------------         ------------
      Total Revenues                                             --                   --

Cost of Product Revenues                                         --                   --
Cost of Patient Revenues                                         --                   --
                                                       ------------         ------------
      Total Cost of Revenues                                     --                   --
                                                       ------------         ------------
Gross Profit (Loss)                                              --                   --
General and Administrative Expenses
  Salaries and Wages                                        134,109              113,570
  Public Relations                                           46,500               50,000
  Marketing                                                      --              440,250
  Legal and Professional fees                                16,505              102,817
  FDA expense                                                71,913               25,206
  Rent expense                                                7,805               22,904
  Miscellaneous expense                                      46,540               51,644
                                                       ------------         ------------
      Total general and administrative expenses             323,372              806,391
                                                       ------------         ------------
Loss from Operations                                       (323,372)            (806,391)
                                                       ------------         ------------
Other Income/(Expense):
  Interest Expense                                          (26,434)             (18,129)
  Gain/(Loss) on sale of assets                             (38,747)                  --
  Other Income                                                   --                2,750
                                                       ------------         ------------
      Total Other Income (Expense)                          (65,181)             (15,379)
                                                       ------------         ------------
Net Loss                                               $   (388,553)        $   (821,770)
                                                       ============         ============
Basic Loss per Share (Note 2)                          $      (0.01)        $      (0.02)
                                                       ============         ============
Weighted Average Shares Outstanding                      38,367,544           34,136,439
                                                       ============         ============

                            CORONADO INDUSTRIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)


                                                 Common Stock          Additional     Retained     Stockholders'
                                          --------------------------    Paid-in       Earnings        Equity
                                             Shares       Par Value     Capital       (Deficit)      (Deficit)
                                          -----------    -----------  -----------   -----------    -----------
Balance at December 31, 2000               38,115,096       38,115     6,133,665     (7,269,380)    (1,097,600)

Stock issued for services                     369,502          369       121,994                       122,363
Stock issued for salaries                      70,561           71        24,764                        24,835
Stock options exercised                       100,000          100        13,423                        13,523
Net loss                                                                               (388,553)      (388,553)
                                          -----------     --------    ----------    -----------    -----------
Balance at March 31, 2001 (Unaudited)      38,655,159     $ 38,655    $6,293,846    $(7,657,933)   $(1,325,432)
                                          ===========     ========    ==========    ===========    ===========

                            CORONADO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                        For the three months
                                                                           ended March 31,
                                                                   ------------------------------
                                                                      2001                 2000
                                                                   ---------            ---------
                                                                  (Unaudited)          (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
  Cash received from customers                                     $      --            $   2,750
  Cash paid to suppliers and employees                               (76,902)            (125,541)
  Interest paid                                                      (16,190)             (12,150)
                                                                   ---------            ---------
        Net cash used in operating activities                        (93,092)            (134,941)
                                                                   ---------            ---------

Cash flows from investing activities:
  Acquisition of property and equipment                                 (532)              (7,281)
  Sale of property and equipment                                      22,000                   --
  Deposits on fixed assets                                                --               (7,750)
                                                                   ---------            ---------
        Net cash provided by (used in) investing activities           21,468              (15,031)
                                                                   ---------            ---------

Cash flows from financing activities:
  Proceeds from borrowings                                            66,600              239,160
  Repayment of notes payable                                              --              (93,713)
  Cash received from sale of stock                                        --               15,000
  Cash received from exercise of options                              13,523                   --
                                                                   ---------            ---------
        Net cash provided by financing activities                     80,123              160,447
                                                                   ---------            ---------

Net increase in cash and cash equivalents                              8,499               10,475
Cash and cash equivalents at beginning of period                       1,195                3,454
                                                                   ---------            ---------
Cash and cash equivalents at end of period                         $   9,694            $  13,929
                                                                   =========            =========

                            CORONADO INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                        For the three months
                                                                           ended March 31,
                                                                   ------------------------------
                                                                      2001                 2000
                                                                   ---------            ---------
                                                                  (Unaudited)          (Unaudited)
Reconciliation of Net Loss to Net Cash Used in
Operating Activities:
 Net (Loss)                                                       $(388,553)            $(821,770)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
  Depreciation                                                        4,158                 7,220
  Amortization                                                          939                   939
  Deferred loan amortization                                          2,500                    --
  Stock issued for services                                         122,363               650,255
  Stock issued for salaries                                          24,835                34,025
  Interest added to principal of notes payable                           --                 5,979
  (Gain)/Loss on sale of fixed assets                                38,747                    --

Changes in Assets and Liabilities:
  (Increase)/Decrease
    Deferred loan expenses                                               --                 1,500
  Increase/(Decrease)
    Accounts payable                                                (24,245)              (87,863)
    Accrued Salaries                                                 93,750                74,774
    Accrued payroll taxes and other                                  32,414                    --
                                                                  ---------             ---------
                                                                    295,461               686,829
                                                                  ---------             ---------

Net cash used in operating activities                             $ (93,092)            $(134,941)
                                                                  =========             =========

                            CORONADO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

2. LOSS PER SHARE:

For the three month period ending March 31, 2001, basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented, as their affect is antidilutive.

3. GOING CONCERN:

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

QUARTER ENDING MARCH 31, 2001

OPERATIONS. For the quarter ending March 31, 2001 Registrant experienced a net loss of $388,553, which was comprised of its general and administrative expenses incurred at the corporate level of $323,372, net interest expense of $26,434 and loss on the sale of assets of $38,747. 83.2% of Registrant's first quarter 2001 corporate expenses consisted of salaries and wages of $134,109 (41.5%), professional expenses of $88,418 (27.3%) and shareholder services and media promotion of $46,500 (14.4%). In comparison, during first quarter 2000 86.6% of Registrant's corporate expense of $806,391 consisted of officers' salaries of $75,000 (9.3%), professional expenses of $128,023 (15.9%) and shareholder services and media promotion of $490,250 (60.8%). The increase in officers' salaries in 2001 over 2000 occurred primarily as a result of Dr. LiVecchi receiving an accrued annual salary of $75,000 in April 2000. The decrease in professional expenses in 2001 over 2000 occurred as a result of increased legal expenses in 2000 from the listing of Registrant's stock for trading on a German exchange. The decrease in shareholder services and media promotion in 2001 over 2000 resulted from an agreement with a new shareholder relations firm being reached in 2000 and the commencement of a European product marketing campaign in 2000. Over 80% of the corporate expenses in 2001 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the second half of 2001 until Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2001 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $18,000 per month. As Registrant continues its foreign marketing efforts in 2001, its promotional expenses will likely remain high.

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

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $3,000,000 per year, the Registrant suffered from a liquidity shortage during the first quarter of 2001. During the first quarter of 2001 Registrant was required to borrow a total of $66,000 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2001; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

     Through March 31, 2001 the Registrant received loans of $22,200 from each of G. Richard Smith and Gary R. Smith, the Registrant's Chairman and President, respectively, and Dr. John T. LiVecchi, a Director. At March 31, 2001 Registrant had borrowed a total of $138,300 from each of G. Richard and Gary R. Smith, and $22,000 from Dr. LiVecchi. These loans accrue annual interest at the rate of 15%.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In February 2000, Registrant was served with a demand for arbitration in San Diego, California by a former public relations firm of Registrant. This firm claimed a monetary debt of approximately $19,000 and the issuance of 300,000 shares of Registrant's common stock. Registrant did not deny the monetary debt, but claimed the written agreement with this public relations firm included no provision for the issuance of Registrant's stock. An arbitration hearing was held on October 2, 2000 and on October 18, 2000 the arbitrator announced his decision against the Registrant for claims of $22,243 and 300,000 shares of common stock, with the cash award to accrue annual interest of 7% from March 7, 2000. In November 2000 Registrant appealed the arbitrator's award to Superior Court of Orange County, California. A hearing was held on January 19, 2001 and the arbitrator's award was upheld. Registrant has appealed the decision of the Orange County Superior Court; however, Registrant has expensed the amount of the arbitrator's award in fiscal year 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         No filings on Form 8-K with the Commission were made by Registrant during the quarter ending March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.



Date: May 11, 2001                      By: /s/ Gary R. Smith
      ------------                          ------------------------------------
                                            Gary R. Smith, President (Chief
                                            Executive Officer) and Treasurer
                                            (Chief Accounting Officer)