Form 10QSB
period 2001-06-30
CORONADO INDUSTRIES INC
filed 2001-08-14
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended - June 30, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 39,597,817.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                     ASSETS


                                                     June 30,       December 31,
                                                       2001             2000
                                                     --------         --------
                                                    (Unaudited)
Assets:
Current Assets:
  Cash                                               $ 16,296         $  1,195
  Inventory                                            23,985           23,985
                                                     --------         --------
    Total Current Assets                               40,281           25,180
                                                     --------         --------

Property and equipment, net                            29,198           96,065

Other Assets:
  Intangible assets, net                               23,200           25,078
  Deferred loan expense                                 8,333           13,333
                                                     --------         --------
    Total Assets                                     $101,012         $159,656
                                                     ========         ========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        June 30,         December 31,
                                                                          2001               2000
                                                                      -----------        -----------
                                                                      (Unaudited)
Current Liabilities:
  Notes payable to related party - current portion                    $   372,290        $   232,200
  Accounts payable                                                         19,148             27,763
  Accrued salaries                                                        803,750            616,250
  Other liabilities                                                       188,764            151,043
                                                                      -----------        -----------
      Total Current Liabilities                                         1,383,952          1,027,256

Long-Term Liabilities
  Note payable                                                            230,000            230,000
                                                                      -----------        -----------
      Total Liabilities                                                 1,613,952          1,257,256
                                                                      -----------        -----------
Stockholders' Equity (Deficit):
  Preferred Stock - $.0001 par value; 3,000,000 shares
   authorized, none issued or outstanding
  Common Stock - $.001 par value; 50,000,000 shares authorized,
   39,597,817 and 38,115,096 shares issued and outstanding at
   June 30, 2001 and December 31, 2000 respectively                        39,598             38,115
  Additional paid-in capital                                            6,489,979          6,133,665
  Accumulated deficit                                                  (8,042,517)        (7,269,380)
                                                                      -----------        -----------
      Total Stockholders' Equity (Deficit)                             (1,512,940)        (1,097,600)
                                                                      -----------        -----------
      Total Liabilities and Stockholders' Equity (Deficit)            $   101,012        $   159,656
                                                                      ===========        ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                       Six Months Ended June 30,       Three Months Ended June 30,
                                                     -----------------------------    -----------------------------
                                                         2001             2000            2001             2000
                                                     ------------     ------------    ------------     ------------
                                                              (Unaudited)                      (Unaudited)
Product revenues                                     $         --     $         --    $         --     $         --
Patient revenues                                               --               --              --               --
                                                     ------------     ------------    ------------     ------------
      Total Revenues                                           --               --              --               --

Cost of product revenues                                       --               --              --               --
Cost of patient revenues                                       --               --              --               --
                                                     ------------     ------------    ------------     ------------
      Total Cost of Revenues                                   --               --              --               --
                                                     ------------     ------------    ------------     ------------
Gross Profit (Loss)                                            --               --              --               --
General and Administrative Expenses
  Salaries and wages                                      268,483          231,848         134,374          118,278
  Public relations                                        105,192          546,250          58,692           56,000
  Legal and professional fees                              55,593          151,215          39,088           48,398
  FDA expense                                             122,041           97,539          50,128           72,333
  Rent expense                                             15,918           42,241           8,113           19,337
  Miscellaneous expense                                    93,847           86,157          49,807           36,012
                                                     ------------     ------------    ------------     ------------
      Total general and administrative expenses           661,074        1,155,250         340,202          350,358
                                                     ------------     ------------    ------------     ------------
Loss from Operations                                     (661,074)      (1,155,250)       (340,202)        (350,358)
                                                     ------------     ------------    ------------     ------------
Other Income/(Expense):
  Interest expense                                        (68,316)         (38,732)        (41,882)         (20,603)
  Gain/(Loss) on sale of assets                           (38,747)              --              --               --
  Deferred loan expense                                    (5,000)          (3,000)         (2,500)          (1,500)
  Other income                                                 --            4,774              --            2,024
                                                     ------------     ------------    ------------     ------------
      Total Other Income (Expense)                       (112,063)         (36,958)        (44,382)         (20,079)
                                                     ------------     ------------    ------------     ------------
Net Loss                                             $   (773,137)    $ (1,192,208)   $   (384,584)    $   (370,437)
                                                     ============     ============    ============     ============
Basic Loss per Share (Note 2)                        $      (0.02)    $      (0.03)   $      (0.01)    $      (0.01)
                                                     ============     ============    ============     ============
Weighted Average Shares Outstanding                    38,727,782       34,473,431      39,084,062       35,326,348
                                                     ============     ============    ============     ============

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                 Common Stock         Additional     Retained     Stockholders'
                                            ----------------------     Paid-in       Earnings        Equity
                                              Shares     Par Value     Capital       (Deficit)      (Deficit)
                                              ------     ---------     -------       ---------      ---------
Balance at December 31, 2000                38,115,096     38,115     6,133,665     (7,269,380)    (1,097,600)

Stock issued for services                      883,763        884       255,385                       256,269
Stock issued for salaries                      198,958        199        58,806                        59,005
Stock issued for litigation settlement         300,000        300        28,700                        29,000
Stock options exercised                        100,000        100        13,423                        13,523
Net loss                                                                              (773,137)      (773,137)
                                            ----------    -------    ----------    -----------    -----------

Balance at June 30, 2001 (Unaudited)        39,597,817    $39,598    $6,489,979    $(8,042,517)   $(1,512,940)
                                            ==========    =======    ==========    ===========    ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                         Three Months Ended
                                                      -------------------------
                                                      June 30,        June 30,
                                                        2001            2000
                                                      ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net loss                                             $(384,584)      $(370,437)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
   Depreciation                                           2,494           7,450
   Amortization                                             939             939
   Stock issued for services                            133,906         148,537
   Stock issued for salaries                             34,170          20,238
   Stock issued for litigation settlement                29,000              --
   Interest added to principal of notes payable              --           8,451
 Changes in Assets and Liabilities:
   Deferred loan expense                                  2,500           1,500
   Accounts payable                                      15,630          35,981
   Accrued salaries                                      93,750          87,083
   Accrued payroll taxes and other                        5,307           7,579
                                                      ---------       ---------
        NET CASH USED IN OPERATING ACTIVITIES           (66,888)        (52,679)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits on fixed assets                                   --           7,750
                                                      ---------       ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES            --           7,750
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               73,490              --
  Deposit on stock warrants                                  --          75,000
                                                      ---------       ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES        73,490          75,000
                                                      ---------       ---------

Net change in cash and cash equivalents                   6,602          30,071

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          9,694          13,929
                                                      ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               16,296          44,000
                                                      =========       =========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                           Six Months Ended
                                                      -------------------------
                                                       June 30,       June 30,
                                                         2001           2000
                                                      ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net loss                                             $(773,137)    $(1,192,208)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
   Depreciation                                           6,652          14,670
   Amortization                                           1,878           1,878
   Stock issued for services                            256,269         798,792
   Stock issued for salaries                             59,005          54,263
   Stock issued for litigation settlement                29,000              --
   Interest added to principal of notes payable              --          14,431
   (Gain)/Loss on sale of fixed assets                   38,747              --
 Changes in Assets and Liabilities:
   Deferred loan expense                                  5,000           3,000
   Accounts payable                                      (8,615)        (51,882)
   Accrued salaries                                     187,500         162,083
   Accrued payroll taxes and other                       37,721           7,353
                                                      ---------     -----------
        NET CASH USED IN OPERATING ACTIVITIES          (159,980)       (187,620)
                                                      ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                    (532)         (7,281)
  Sale of property and equipment                         22,000              --
  Deposits on fixed assets                                   --              --
                                                      ---------     -----------
        NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                      21,468          (7,281)
                                                      ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                              140,090         239,160
  Repayment of notes payable                                 --         (93,713)
  Cash received from sale of stock                           --          15,000
  Cash received from exercise of options                 13,523              --
  Deposit on stock warrants                                  --          75,000
                                                      ---------     -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       153,613         235,447
                                                      ---------     -----------

Net change in cash and cash equivalents                  15,101          40,546

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,195           3,454
                                                      ---------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               16,296          44,000
                                                      =========     ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

     In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations for the six months ended June 30, 2001. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

2. LOSS PER SHARE:

     For the six month period ending June 30, 2001, basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented, as their affect is antidilutive.

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

4. PENDING ACCOUNTING PRONOUNCEMENTS:

In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

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

QUARTER ENDING JUNE 30, 2001

     OPERATIONS. For the quarter ending June 30, 2001 Registrant experienced a net loss of $384,584, which was comprised of its general and administrative expenses incurred at the corporate level of $340,202 and net interest expense of $41,882. 83.0% of Registrant's second quarter 2001 corporate expenses consisted of salaries and wages of $134,374 (39.5%), professional expenses of $89,216 (26.2%) and shareholder services and media promotion of $58,692 (17.3%). In comparison, during second quarter 2000 84.2% of Registrant's corporate expense of $350,358 consisted of salaries and wages of $118,278 (33.8%), professional expenses of $120,731 (34.4%) and shareholder services and media promotion of $56,000 (16.0%). The slight increase in salaries and wages in 2001 over 2000 occurred as a result of adding additional office personnel in 2001. The slight decrease in professional expenses in 2001 over 2000 occurred as a result of larger legal expenses in 2000 from the listing of Registrant's stock for trading on a German exchange. The slight increase in shareholder services and media promotion in 2001 over 2000 resulted from an agreement with a new media relations firm being reached in 2001. Over 80% of the corporate expenses in 2000, excluding accrued officers salaries, were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the second half of 2001 until Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2001 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $20,000 per month. As Registrant continues its foreign marketing efforts in 2001, its promotional expenses will likely remain high.

     As a result of the presentation of the Registrant's patented equipment at the various conventions of ophthalmologists, in October 2000 Registrant executed a one-year option agreement with Ciba Vision which permits Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. Registrant is hopeful a license agreement will be executed with Ciba Vision in the second half of 2001; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

     LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $3,000,000 per year, the Registrant suffered from a liquidity shortage during the second quarter of 2001. During the second quarter of 2001 Registrant was required to borrow a total of $75,000 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2001; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

     Through June 30, 2001 Registrant received loans of $31,000 from G. Richard Smith, Registrant's Chairman, and $22,000 from each of Gary R. Smith, Registrant's President, and Dr. John T. LiVecchi, a Director. At June 30, 2001 Registrant had borrowed a total of $169,000 from G. Richard Smith, $160,100 from Gary R. Smith and $44,000 from Dr. LiVecchi. These loans accrue annual interest at the rate of 15% and are secured by Registrant's assets.

SIX MONTHS ENDING JUNE 30, 2000

     OPERATIONS. For the six months ending June 30, 2001 Registrant experienced a net loss of $773,137 which was comprised primarily of its general and administrative expenses incurred at the corporate level of $661,074, net interest expense of $68,316 and loss of the sale of assets of $38,747. 83.4% of Registrant's 2001 first half corporate expenses consisted of salaries and wages of $268,483 (40.6%), professional expenses of $177,634 (26.9%) and shareholder services and media promotion of $105,192 (15.9%). In comparison, during the first half of 2000 88.9% of Registrant's corporate expense of $1,155,250 consisted of salaries and wages of $231,848 (20.1%), professional expenses of $248,754 (21.5%) and shareholder services and media promotion of $546,250 (47.3%). The slight increase in salaries and wages for 2001 over 2000 occurred as a result of Dr. LiVecchi started receiving an accrued annual salary of $150,000 in April 2000 and additional personnel hired in 2001. The slight decrease in professional expenses in 2001 over 2000 occurred as a result of the increased legal expenses incurred in listing Registrant's stock for trading on a German exchange in 2000. The decrease in shareholder services and media promotion in 2001 over 2000 resulted from larger shareholder relations and foreign marketing expenses in 2000. Over 80% of the corporate expenses in 2000, excluding accrued officers salaries, were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the second half of 2001 until Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2001 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $20,000 per month. As Registrant continues its foreign marketing efforts in 2001, its promotional expenses will likely remain high.

     As a result of the presentation of the Registrant's patented equipment at the various conventions of ophthalmologists, in October 2000 Registrant executed a one-year option agreement with Ciba Vision which permits Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. Registrant is hopeful a license agreement will be executed with Ciba Vision in the second half of 2001; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In February 2000, Registrant was served with a demand for arbitration in San Diego, California by a former public relations firm of Registrant. This firm claimed a monetary debt of approximately $19,000 and the issuance of 300,000 shares of Registrant's common stock. Registrant did not deny the monetary debt, but claimed the written agreement with this public relations firm included no provision for the issuance of Registrant's stock. An arbitration hearing was held on October 2, 2000 and on October 18, 2000 the arbitrator announced his decision against the Registrant for claims of $22,243 and 300,000 shares of common stock, with the cash award to accrue annual interest of 7% from March 7, 2000. In November 2000 Registrant appealed the arbitrator's award to Superior Court of Orange County, California. A hearing was held on January 19, 2001 and the arbitrator's award was upheld. In June 2001 Registrant entered into a settlement of this dispute whereby it paid $20,000 and issued 100,000 shares of stock to the public relations firm and made a commitment to pay an additional $10,000 and issue 200,000 additional shares on August 24, 2001. This liability had been accrued for as of June 30, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         No filings on Form 8-K with the Commission were made by Registrant during the quarter ending June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.



Date: August 10, 2001                   By: /s/ Gary R. Smith
                                           ------------------------------------
                                            Gary R. Smith, President (Chief
                                            Executive Officer) and Treasurer
                                            (Chief Accounting Officer)