Form 10QSB
period 2001-09-30
CORONADO INDUSTRIES INC
filed 2001-11-14
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

               For the quarterly period ended - September 30, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 24, 2001: 67,165,481.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                     ASSETS

                                                                 September 30,       December 31,
                                                                     2001               2000
                                                                   --------           --------
                                                                  (Unaudited)
Assets:
Current Assets:
  Cash                                                             $  1,213           $  1,195
                                                                   --------           --------
       Total Current Assets                                           1,213              1,195

Property and equipment, net                                          26,703             96,065

Other Assets:
  Intangible assets, net                                             22,261             25,078
  Inventory                                                          23,985             23,985
  Deferred loan expense                                               5,833             13,333
                                                                   --------           --------
       Total Assets                                                $ 79,995           $159,656
                                                                   ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable to related party - current portion              $   417,990        $   232,200
  Accounts payable                                                   39,176             27,763
  Accrued salaries                                                  447,500            616,250
  Other liabilities                                                 150,088            151,043
                                                                -----------        -----------
       Total Current Liabilities                                  1,054,754          1,027,256

Long-Term Liabilities
  Note payable                                                      230,000            230,000
                                                                -----------        -----------
       Total Liabilities                                          1,284,754          1,257,256
                                                                -----------        -----------
Stockholders' Equity (Deficit):
  Preferred Stock - $.0001 par value; 3,000,000 shares
    authorized, none issued or outstanding
  Common Stock - $.001 par value;  50,000,000 shares
    authorized, 49,989,365 and 38,115,096 shares issued
    and outstanding at September 30, 2001 and
    December 31, 2000 respectively                                   49,989             38,115
  Additional paid-in capital                                      7,171,298          6,133,665
  Accumulated deficit                                            (8,426,046)        (7,269,380)
                                                                -----------        -----------
       Total Stockholders' Equity (Deficit)                      (1,204,759)        (1,097,600)
                                                                -----------        -----------
       Total Liabilities and Stockholders' Equity (Deficit)     $    79,995        $   159,656
                                                                ===========        ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


                                                             Nine Months Ended                    Three Months Ended
                                                               September 30,                         September 30,
                                                      -------------------------------       -------------------------------
                                                          2001               2000               2001               2000
                                                      ------------       ------------       ------------       ------------
                                                                (Unaudited)                           (Unaudited)
Product revenues                                      $         --       $     12,000       $         --       $     12,000
Patient revenues                                                --                 --                 --                 --
                                                      ------------       ------------       ------------       ------------
       Total Revenues                                           --             12,000                 --             12,000
                                                      ------------       ------------       ------------       ------------
Cost of product revenues                                        --                280                 --                280
Cost of patient revenues                                        --                 --                 --                 --
                                                      ------------       ------------       ------------       ------------
       Total Cost of Revenues                                   --                280                 --                280
                                                      ------------       ------------       ------------       ------------
Gross Profit                                                    --             11,720                 --             11,720
                                                      ------------       ------------       ------------       ------------
General and Administrative Expenses
  Salaries and wages                                       386,212            342,261            117,729            110,413
  Public relations                                         177,385            717,856             72,193            171,606
  Legal and professional fees                              106,230            161,879             50,637             10,664
  FDA expense                                              214,339            145,539             92,298             48,000
  Rent expense                                              24,827             51,081              8,909              8,840
  Miscellaneous expense                                    106,412            118,455             12,565             32,298
                                                      ------------       ------------       ------------       ------------
       Total general and administrative expenses         1,015,405          1,537,071            354,331            381,821
                                                      ------------       ------------       ------------       ------------
Loss from Operations                                    (1,015,405)        (1,525,351)          (354,331)          (370,101)
                                                      ------------       ------------       ------------       ------------
Other Income/(Expense):
  Interest expense                                         (95,514)           (59,334)           (27,198)           (20,602)
  Loss on sale of assets                                   (38,747)                --                 --                 --
  Deferred loan expense                                     (7,500)           (10,167)            (2,500)            (7,167)
  Other income                                                 500              5,024                500                250
                                                      ------------       ------------       ------------       ------------
       Total Other Income (Expense)                       (141,261)           (64,477)           (29,198)           (27,519)
                                                      ------------       ------------       ------------       ------------
Net Loss                                              $ (1,156,666)      $ (1,589,828)      $   (383,529)      $   (397,620)
                                                      ============       ============       ============       ============
Basic Loss per Share (Note 2)                         $      (0.03)      $      (0.05)      $      (0.01)      $      (0.01)
                                                      ============       ============       ============       ============
Weighted Average Shares Outstanding                     39,463,956         34,824,443         40,912,298         35,375,769
                                                      ============       ============       ============       ============

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                                           TOTAL
                                                                                                          STOCK-
                                                     COMMON STOCK           ADDITIONAL                    HOLDERS'
                                              --------------------------      PAID-IN     ACCUMULATED      EQUITY
                                                 SHARES       PAR VALUE       CAPITAL       DEFICIT       (DEFICIT)
                                              -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2000                   38,115,096    $    38,115    $ 6,133,665   $(7,269,380)   $(1,097,600)

Stock issued for services                       2,084,515          2,084        415,530                      417,614
Stock issued for salaries                       9,389,754          9,390        521,980                      531,370
Stock issued for litigation settlement            300,000            300         86,700                       87,000
Stock options exercised                           100,000            100         13,423                       13,523
Net loss                                                                                   (1,156,666)    (1,156,666)
                                              -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2001 (Unaudited)      49,989,365    $    49,989    $ 7,171,298   $(8,426,046)   $(1,204,759)
                                              ===========    ===========    ===========   ===========    ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                       Three Months      Three Months
                                                          Ended             Ended
                                                       September 30,     September 30,
                                                           2001              2000
                                                        ---------         ---------
                                                        (Unaudited)      (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net Loss                                               $(383,529)        $(397,620)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation                                            2,495             7,514
    Amortization                                              939             8,106
    Stock issued for services                             161,345           396,303
    Stock issued for salaries                             472,365            28,412
    Stock issued for litigation settlement                 58,000                --

 Changes in Assets and Liabilities:
    Prepaid Expenses                                           --          (164,070)
    Inventory                                                  --               280
    Deferred loan expense                                   2,500                --
    Accounts payable                                       20,028               166
    Accrued salaries                                     (356,250)           84,327
    Other liabilities                                     (38,676)            2,166
                                                        ---------         ---------
       NET CASH USED IN OPERATING ACTIVITIES              (60,783)          (34,416)
                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                        --            (2,750)
                                                        ---------         ---------
       NET CASH USED IN INVESTING ACTIVITIES                   --            (2,750)
                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party borrowings                   45,700                --
  Stock warrants sold and forfeited                            --            50,000
                                                        ---------         ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES           45,700            50,000
                                                        ---------         ---------

Net change in cash and cash equivalents                   (15,083)           12,834

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           16,296            44,000
                                                        ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   1,213         $  56,834
                                                        =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                         $  12,150         $  12,150
                                                        ---------         ---------
  Income taxes payable                                  $      --         $      --
                                                        ---------         ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock issued for salaries/services                    $ 691,710         $ 424,715
                                                        ---------         ---------

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                                   Nine Months      Nine Months
                                                                      Ended            Ended
                                                                   September 30,   September 30,
                                                                       2001            2000
                                                                   -----------      -----------
                                                                   (Unaudited)      (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net Loss                                                          $(1,156,666)     $(1,589,828)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                                         9,147           22,184
    Amortization                                                         2,817           12,984
    Stock issued for services                                          417,614        1,195,095
    Stock issued for salaries                                          531,370           82,675
    Stock issued for litigation settlement                              87,000               --
    Loss on sale of fixed assets                                        38,747               --

 Changes in Assets and Liabilities:
    Prepaid Expenses                                                        --         (164,070)
    Inventory                                                               --              280
    Deferred loan expense                                                7,500               --
    Accounts payable                                                    11,413          (51,716)
    Accrued salaries                                                  (168,750)         246,410
    Other liabilities                                                     (955)          23,950
                                                                   -----------      -----------
       NET CASH USED IN OPERATING ACTIVITIES                          (220,763)        (222,036)
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                   (532)         (10,031)
  Sale of property and equipment                                        22,000               --
                                                                   -----------      -----------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              21,468          (10,031)
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party borrowings                               185,790          239,160
  Repayment of notes payable                                                --          (93,713)
  Stock warrants sold and forfeited                                         --          125,000
  Cash received from exercise of options                                13,523           15,000
                                                                   -----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                       199,313          285,447
                                                                   -----------      -----------

Net change in cash and cash equivalents                                     18           53,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,195            3,454
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     1,213      $    56,834
                                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                    $    36,450      $    36,450
                                                                   -----------      -----------
  Income taxes payable                                             $        --      $        --
                                                                   -----------      -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock issued for salaries/services                               $ 1,035,984      $ 1,277,770
                                                                   -----------      -----------


                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations for the nine months ended September 30, 2001. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' equity (deficit) of Coronado Industries, Inc., and its wholly-owned subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

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

2. LOSS PER SHARE:

For the nine month period ending September 30, 2001, basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented, as their affect is antidilutive.

3. PENDING ACCOUNTING PRONOUNCEMENTS:

In September 2001 the Financial Accounting Standards Board adopted Opinion No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The pronouncement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discounted operations. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The standard is effective for fiscal years beginning after December 15, 2001.

4. SUBSEQUENT EVENTS:

On October 10, 2001, the Company issued an additional 16,867,651 shares of restricted common stock to three directors to repay all outstanding related party debt as of August 17, 2001.

5. GOING CONCERN:

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

QUARTER ENDING SEPTEMBER 30, 2001

OPERATIONS. For the quarter ending September 30, 2001 Registrant experienced a net loss of $383,529, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $354,331 and net interest expense of $27,198. 93.9% of Registrant's third quarter 2001 corporate expenses consisted of salaries and wages of $117,729 (33.2%), professional expenses of $142,935 (40.3%) and shareholder services and media promotion of $72,193 (20.4%). In comparison, during third quarter 2000 89.2% of Registrant's corporate expense of $381,821 consisted of salaries and wages of $110,413 (28.9%), professional expenses of $58,664 (15.4%) and shareholder services and media promotion of $171,606 (44.9%). The slight increase in salaries and wages in 2001 over 2000 occurred as a result of adding additional office personnel in 2001. The increase in professional expenses in 2001 over 2000 occurred as a result of larger FDA expenses in 2001. The decrease in shareholder services and media promotion in 2001 over 2000 resulted from having three public relations and media relations firms in 2000, instead of two in 2001. Over 80% of the corporate expenses in 2001, excluding accrued officers salaries, were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the last quarter of 2001 and the first quarter of 2002, unless Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses throughout the remainder of 2001 and 2002 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $20,000 per month. As Registrant continues its foreign marketing efforts, its promotional expenses will likely remain high.

As a result of the presentation of the Registrant's patented equipment at the various conventions of ophthalmologists, in October 2000 Registrant executed a one-year option agreement with Ciba Vision which permits Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. This agreement was extended in October 2001 for an additional six months. Registrant is hopeful a definitive license agreement will be executed with Ciba Vision in the last quarter of 2001 or the first half of 2002; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during the third quarter of 2001. During the third quarter of 2001 Registrant was required to borrow a total of $45,700 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2001; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

     Through August 17, 2001 the Registrant received loans totaling $204,065, $180,131 and $42,936 from each of G. Richard Smith, Registrant's Chairman, Gary
R. Smith, Registrant's President, and Dr. John T. LiVecchi, a Director, respectively. These Directors were also owed accrued salaries of $380,000, $380,000 and $106,250, respectively at August 17, 2001. In order to reduce Registrant's outstanding debt, on August 17, 2001 Registrant's entire debt to G. Richard Smith, Gary R. Smith and Dr. LiVecchi was repaid by Registrant issuing 11,681,304, 11,202,618, and 2,983,729 restricted shares, respectively, in September and October, 2001. At September 30, 2001 Registrant had borrowed a total of $25,000 from G. Richard Smith, $2,700 from Gary R. Smith, and $18,000 from Dr. LiVecchi. These loans accrue annual interest at the rate of 15% and are secured by the assets of Registrant.

NINE MONTHS ENDING SEPTEMBER 30, 2001

OPERATIONS. For the nine months ending September 30, 2001 Registrant experienced a net loss of $1,156,666 which was comprised primarily of its general and administrative expenses incurred at the corporate level of $1,015,405, net interest expense of $95,514 and loss of the sale of assets of $38,747. 87.1% of Registrant's 2001 nine month corporate expenses consisted of salaries and wages of $386,212 (38.0%), professional expenses of $320,569 (31.6%) and shareholder services and media promotion of $177,385 (17.5%). In comparison, during the first nine months of 2000 89.0% of Registrant's corporate expense of $1,537,071 consisted of salaries and wages of $342,261 (22.3%), professional expenses of $307,418 (20.0%) and shareholder services and media promotion of $717,856 (46.7%). The slight increase in salaries and wages for 2001 over 2000 occurred as a result of Dr. LiVecchi started receiving an accrued annual salary in April 2000 and additional personnel hired in 2001. The slight increase in professional expenses in 2001 over 2000 occurred as a result of the increased FDA expenses in 2001. The decrease in shareholder services and media promotion in 2001 over 2000 resulted from larger shareholder relations and foreign marketing expenses in 2000. Over 80% of the corporate expenses in 2001, excluding accrued officers salaries, were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the last quarter of 2001 and the first quarter of 2002, unless Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2001 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $20,000 per month. As Registrant continues its foreign marketing efforts, its promotional expenses will likely remain high.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     On July 30, 2001 Registrant issued 29,520 restricted shares of its common stock to one firm in consideration of $7,500 of media promotion services. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the transaction did not involve any offering to the public and the securities were issued to an investor who did not need the protection of the securities laws.

     On August 17, 2001 Registrant issued 4,500,000 restricted shares of its common stock to each of G. Richard Smith, Registrant's Chairman, and Gary R. Smith, Registrant's President, in consideration of $225,000 of accrued salary. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the transaction did not involve any offering to the public and the securities were issued to investors who did not need the protection of the securities laws.

     On September 26, 2001 Registrant issued 120,000 restricted shares of its common stock to two consultants in consideration of $12,000 of FDA study services. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the transaction did not involve any offering to the public and the securities were issued to investors who did not need the protection of the securities laws.

     All other securities issued by Registrant during the period were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            None

        (b) REPORTS ON FORM 8-K
            There were no Reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                   CORONADO INDUSTRIES, INC.



Date: November 9, 2001             By:  /s/ Gary R. Smith
                                        ----------------------------------------
                                        Gary R. Smith, President
                                        (Chief Executive Officer) and
                                        Treasurer (Chief Financial and
                                        Accounting Officer)