Form 10KSB40
period 2001-12-31
CORONADO INDUSTRIES INC
filed 2002-03-29
CIK 859365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended -- December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specific date within the past 60 days. $9,986,161 as of March 25, 2002

State the number of shares outstanding of issuer's common equity, as of the latest practicable date. 68,769,336 as of March 19, 2002

================================================================================

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                            Page
                                                                            ----
PART I
        Item 1.  Business Development.....................................     2

        Item 2.  Description of Property..................................     9

        Item 3.  Legal Proceedings........................................     9

        Item 4.  Submission of Matters to a Vote of Security Holders......     9

PART II
        Item 5.  Market for Registrant's Common Equity and Related
                  Stockholders Matters....................................    10

        Item 6.  Management's Discussion and Analysis or Plan of
                  Operation...............................................    12

        Item 7.  Financial Statements.....................................    14

        Item 8.  Changes In and Disagreement with Accountants on
                  Accounting and Financial disclosure.....................    14

PART III
        Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons' Compliance with Section 16(a) of the
                  Exchange Act............................................    15

        Item 10. Executive Compensation...................................    16

        Item 11. Security Ownership of Certain Beneficial Owners
                  and Management..........................................    19

        Item 12. Certain Relationships and Related Transactions...........    20

PART IV
        Item 13. Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K.............................................    20

SIGNATURES................................................................    21

SUPPLEMENTAL INFORMATION AND EXHIBITS.....................................    22

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

     The first clinical study of the Registrant's product (the "PNT device") was conducted on 86 patients over an 8 month period in 1992 by Dr. Avolos in Guadalajara, Mexico. The second clinical study of the Registrant's product was conducted on 250 patients over a two-year period ending in 1996 by Dr. Avolos and Dr. LiVecchi. The Registrant initiated a third study in September 1997 was conducted by Dr. Leo Bores, the Medical Director of the Registrant's Scottsdale treatment center. This third study involved approximately 150 patients.

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

     On October 21, 2000 Registrant executed a one year option agreement with CIBA Vision AG, a Swiss corporation doing business from Atlanta, Georgia ("Ciba Vision"). This agreement permits Ciba Vision to obtain the exclusive worldwide license to the patent rights and technology for Registrant's PNT product. Ciba Vision will conduct a study, at its cost, of Registrant's PNT product in Europe in accordance with the study protocol previously agreed to by the parties. Registrant will have access to all European clinical study results and it is anticipated Dr. Leo Bores, Registrant's medical director, will participate in the initial patient procedures in Europe. Ciba Vision will also assist Registrant in its discussion with the FDA in order to lead to the expeditious approval in the United States of PNT as a first line therapy for the treatment of glaucoma. Registrant and Ciba Vision are required by this agreement to negotiate in good faith the exclusive license agreement during the option period. In October 2001 Registrant executed an extension of the option agreement through May 2002. In September 2001 Ciba Vision commenced a study of
Registrant's PNT device in Italy. This Italian study was completed in March 2002. During the review of the patient results in this Italian study, Registrant's PNT device performed as well as or better than it had in previous patient trials. Registrant is hopefull a license agreement will be executed with Ciba Vision in 2002; however, at this time there is no assurance any definitive license agreement with Ciba Vision will ever be executed by Registrant.

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

EMPLOYEES

     In addition to its two officers, the Registrant has engaged four persons as full-time consultants at the corporate headquarters and an administrative employee. The Registrant anticipates hiring additional administrative and marketing personnel upon receipt of additional funding.

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

ITEM 3. LEGAL PROCEEDINGS.

     In February 2000, Registrant was served with a demand for arbitration in San Diego, California by a former public relations firm of Registrant. This firm claimed a monetary debt of approximately $19,000 and the issuance of 300,000 shares of Registrant's common stock. Registrant did not deny the monetary debt, but claimed the written agreement with this public relations firm included no provision for the issuance of Registrant's stock. An arbitration hearing was held on October 2, 2000 and on October 18, 2000 the arbitrator announced his decision against the Registrant for claims of $22,243 and 300,000 shares of common stock, with the cash award to accrue annual interest of 7% from March 7, 2000. In November 2000 Registrant appealed the arbitrator's award to Superior Court of Orange County, California. A hearing was held on January 19, 2001 and the arbitrator's award was upheld. In June 2001 Registrant settled this matter by the payment of $30,000 and the issuance of 300,000 shares to the claimant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During calendar year 2001 no matters were submitted to a vote of the Registrant's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION The principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 2000 and 2001, by fiscal quarter, and through March 18, 2002.

                                                    Low              High
                                                    ---              ----

         January 1, 2001 - March 31, 2001          $0.171            $0.201
         April 1, 2001 - June 30, 2001             $0.19             $0.39
         July 1, 2001 - September 30, 2001         $0.095            $0.33
         October 1, 2001 - December 31, 2001       $0.17             $0.50

         January 1, 2000 - March 31, 2000          $0.20             $4.06
         April 1, 2000 - June 30, 2000             $0.84             $2.09
         July 1, 2000 - September 30, 2000         $0.895            $1.97
         October 1, 2000 - December 31, 2000       $0.25             $1.53

         January 1, 2002 - March 11, 2002          $0.15             $0.37

     Registrant's common stock is also traded on the Frankfurt and Hamburg, Germany exchanges. Registrant will attempt to have its common stock listed for trading on the NASDAQ National Market System or the NASDAQ Small Cap System at such time as its stock price becomes stabilized at the appropriate price - $5.00 and $4.00 per share, respectively.

     RECENT SALES OF RESTRICTED SECURITIES. In January 2001 two of Registrant's consultants exercised stock options by each paying $6,750 for 50,000 shares of restricted common stock. Registrant believes these transactions were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933. All other securities sold by Registrant were registered on Form S-8 or were reported previously in a quarterly filing by Registrant.

     HOLDERS. The Registrant has approximately 617 stockholders of record, including nominee firms for securities dealers.

     DIVIDENDS. The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

COMMON STOCK

     The authorized capital stock of the Registrant consists of 100,000,000 shares of common stock, par value $0.001 per share. As of March 19, 2002, there were 68,769,336 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Registrant. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Registrant's assets upon liquidation or dissolution.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

YEAR ENDING DECEMBER 31, 2001

OPERATIONS. For the year ending December 31, 2001 Registrant experienced a net loss of $1,779,787, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $1,625,447. The Registrant had a net loss from operations of $1,625,447 for the year ending December 31, 2001. 91.0% of Registrant's 2001 corporate expenses consisted of salaries and wages of $703,108 (43.3%), stock bonus compensation of $181,966 (11.2%), professional expenses of $391,322 (21.4%) and shareholder services and media promotion of $200,815 (12.4%). In comparison, during the 2000 fiscal year 94.0% of Registrant's corporate expense of $3,502,515 consisted of salaries and wages of $484,215 (13.8%), stock option and stock bonus compensation of $1,279,287 (36.6%), professional expenses of $382,553 (10.9%), and shareholder services and media promotion of $1,146,419 (32.7%). The increase in salaries and wages for 2001 over 2000 occurred primarily as a result of hiring one new consultant in 2001. The decrease in stock bonus compensation for 2001 over 2000 resulted from reduced rewards for management performance in 2001. The increase in professional expenses in 2001 over 2000 occurred as a result of Dr. Bores' trip to Italy in September 2001 to commence the Ciba Vision study. The decrease in shareholder services and media promotion in 2001 over 2000 resulted from the expenses in 2000 being unusually high. Approximately 90% of Registrant's corporate expenses were paid with Registrant's common stock in order to conserve Registrant's cash resources. Registrant expects its management salaries to be stable in 2002 until Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap markets. Registrant may compensate its management and employees with stock options and stock bonuses in 2002 when significant events occur. Registrant expects its professional expenses in 2002 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $18,000 per month. As Registrant continues its foreign marketing efforts in 2002, its promotional expenses will likely remain high.

As a result of the presentation of the Registrant's patented equipment at the various conventions of ophthalmologists, in October 2001 Registrant executed a one-year option agreement with Ciba Vision which permits Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. In October 2001 this option agreement was extended through May 2002. Registrant is hopeful a license agreement will be executed with Ciba Vision in 2002; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during 2001. Through March 2002 Registrant was required to borrow a total of $366,000 from its three Directors after repaying $427,132 of loans in August 2001. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2002; however, there is no assurance Registrant will be able to obtain any financing in the future.

     On May 4, 1999 Registrant obtained a loan of $270,000 from a third party, bearing an annual interest rate of 18% and secured by Registrant's equipment, inventory and accounts receivable, a security deposit of $40,000 from the loan proceeds and the personal guaranty of Registrant's Chairman, G. Richard Smith. This loan was repaid in January 2002, from a $240,000 one-year loan from G. Richard Smith. Mr. Smith's loan bears interest at the rate of 10% per annum, paid monthly.

     In August 2001 $204,065 of outstanding loans and accrued interest was repaid to G. Richard Smith by Registrant issuing 3,045,746 restricted common stock shares. $180,131 of outstanding loans and accrued interest was repaid to Gary R. Smith by Registrant issuing 2,688,522 restricted common stock shares. $42,936 of outstanding loans and interest was repaid to Dr. John T. LiVecchi by Registrant issuing 640,836 restricted common stock shares.

     From August 2001 through March 15, 2002 the Registrant received additional working capital loans of $17,000 from G. Richard Smith, $49,500 from Gary R. Smith, and $59,500 from Dr. John T. LiVecchi. These loans accrue interest at the rate of 15% per annum.

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

     G. Richard Smith, age 53, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 G. Richard Smith was co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

     Gary R. Smith, age 57, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 Gary R. Smith was co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

     John T. LiVecchi, age 53, has been a Director of the Registrant since December 16, 1996. From July, 1995 to November 5, 1996 Dr. LiVecchi was a member of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. Dr. LiVecchi had no relationship to American Glaucoma. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to present Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant's other Directors.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the salaries of the Registrant's two officers for the fiscal year ending December 31, 2001.

                                                                               Long Term Compensation
                                     Annual Compensation               ---------------------------------------
                           -----------------------------------------                  Securities      Awards        Payouts
Name and                                                 Other         Restricted     Underlying    ----------   ---------------
Principal                                                Annual          Stock         Options/       LTIP         All Other
Position            Year   Salary($)     Bonus($)    Compensation($)    Awards($)       SARS(#)     Payouts($)   Compensation($)
--------            ----   ---------     --------    ---------------   ----------       -------     ----------   ---------------
G. Richard Smith,   2001   $80,000(1)   $101,198(2)     $      0            --        1,054,500(3)      --             --
Chairman            2000   $     0(4)   $ 99,000(5)     $      0            --        2,933,333(6)      --             --
                    1999   $     0(4)         --        $      0            --          500,000(7)      --             --
                    1998   $     0            --        $125,000(8)         --          400,000(9)      --             --

Gary R. Smith,      2001   $80,000(1)   $ 81,859(2)     $      0            --        1,054,500(3)      --             --
President           2000   $     0(4)   $ 99,000(5)     $      0            --        2,933,333(6)      --             --
                    1999   $     0(4)         --        $      0            --          500,000(7)      --             --
                    1998   $     0            --        $125,000(8)         --          400,000(9)      --             --

----------
(1) $70,000 of annual salary was accrued for G. Richard Smith and Gary R. Smith during 2001, with $80,000 of salary paid in restricted common in August 2001.
(2) As a result of an adjustment in the market valuation of the stock issued in August 2001 for the payment of loans and accrued salaries, G. Richard Smith received a stock bonus of $101,198 and Gary R. Smith received a stock bonus of $81,859.
(3) All of these options were awarded in December 2001. 600,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.10 per share. 454,500 of these options have a five-year term, may not be exercised until December 2002 and have an exercise price of $.22 per share.
(4) An annual salary of $150,000 was accrued but not paid to G. Richard Smith and Gary R. Smith during 1999 and 2000, but paid in restricted common stock in August 2001.
(5) This bonus was paid in common stock upon issuance of 500,000 shares in January 2001.
(6) All of these options were awarded in January 2001. 2,600,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.135 per share. 333,333 of these options have a five-year term, may not be exercised until January 2002 and have an exercise price of $.30 per share.
(7) These options were awarded in November 1999, have a five-year term, may not be exercised until November 2000 and have an exercised price of $.20 per share.
(8) $100,000 of accrued salary for 1998 and $20,000 of salary accrued from 1997 was paid to each G. Richard Smith and Gary R. Smith in the form of restricted common stock at the rate of $.03 per share on December 21, 1998, which was the same rate offered to all employees for accrued salaries. G. Richard Smith and Gary R. Smith also received $5,000 cash as interest on their accrued salaries in October 1996.
(9) These options were awarded in December 1998, have a ten-year term and an exercise price of $.05 per share.

     The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the fiscal year to the Copmany's chief executive officer and each other executive officer.

                       Number of        % of Total
                      Securities       Options/SARs
                      Underlying        Granted to
                     Options/SARs      Employees in      Exercise or Base     Expiration
     Name             Granted (#)       Fiscal Year        Price ($/Sh)          Date
     ----             -----------       -----------        ------------          ----
G. Richard Smith        600,000            16.2%               $.10        December 25, 2011
                        454,500            12.2%               $.22        December 25, 2006

Gary R. Smith           600,000            16.2%               $.10        December 25, 2011
                        454,500            12.2%               $.22        December 25, 2006

     The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2001 for the Company's chief executive officer and each other officer.

                                                             Number of Securities              Value of
                                                            Underlying Unexercised      Unexercised In-the-Money
                                                           Options/SARs at FY-End(#)    Options/SARs at FY-End($)
                    Shares Acquired                        -------------------------    -------------------------
Name                on Exercise (#)   Value Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                ---------------   ------------------   -------------------------    -------------------------
G. Richard Smith         --                  --               4,433,333/454,500                $253,000/0(1)

Gary R. Smith            --                  --               4,433,333/454,500                $253,000/0(1)

----------
(1) Based on a year-end price of $.19 per share.

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

     In January 2001 the Registrant's Board of Directors adopted the 2000 Management Bonus Stock Option Plan (the "2000 Bonus Option Plan") and on January 2, 2001 the Registrant granted options for a total of 6,000,000 shares of Registrant's common stock to be issued under the 2000 Bonus Option Plan. These options have a ten-year term and may be exercised at any time from the date of grant until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary. The 2000 Bonus Option Plan does not provide for stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee. The following individuals received options for the following number of shares at the indicated exercise price: G. Richard Smith, 2,000,000 shares at $.135; Gary R. Smith, 2,000,000 shares at $.135; and Dr. John T. LiVecchi, 2,000,000 shares at $.135.

     In January 2001 the Registrant's Board of Directors adopted the 2000 Management Stock Option Plan (the "2000 Management Option Plan") and on January 2, 2001 the Registrant granted options for a total of 2,599,999 shares of Registrant's common stock to be issued under the 2000 Management Option Plan. 1,933,333 of these options have a ten-year term (666,666 have a five-year term) and may be exercised at any time from the date of grant (except 666,666 may not be exercised until January 2, 2002) until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary. The 2000 Management Option Plan does not provide for stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee. The following individuals received options for the following number of shares at the indicated exercise price: G. Richard Smith, 600,000 shares at $.135 and 333,333 shares at $.30; Gary R. Smith, 600,000 shares at $.135 and 333,333 shares at $.30; and Dr. John T. LiVecchi, 400,000 shares at $.135 and 333,333 shares at $.30.

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

     In December 2001 the Registrant's Board of Directors adopted the 2001 Management Stock Option Plan (the "2001 Management Option Plan") and on December 26, 2001 the Registrant granted options for a total of 2,963,500 shares of Registrant's common stock to be issued under the 2001 Management Option Plan. 2,054,500 of these options have a ten-year term (909,000 have a five-year term) and may be exercised at any time from the date of grant (except 909,000 may not be exercised until December 25, 2002) until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary. No options issued under the 2001 Management Option Plan have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee. The following individuals received options for the following number of shares at the indicated exercise price: G. Richard Smith, 600,000 shares at $.10 and 454,500 shares at $.22; Gary R. Smith, 600,000 shares at $.10 and 454,500 shares at $.22; and Dr. John T. LiVecchi, 400,000 shares at $.10 and 454,500 shares at $.22.

     In December 2001 the Registrant's Board of Directors adopted the 2001 Employee Stock Option Plan (the "2001 Employee Option Plan") and on December 26, 2001 the Registrant granted options for a total of 750,000 shares of Registrant's common stock to be issued under the 2001 Employee Option Plan at an exercise price of $.20. These options have a ten-year term and may be exercised at any time after December 25, 2002 until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary.

     The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 19, 2002 there were 68,769,336 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by: (i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                    Name and Address            Amount and Nature of     Percent
Title of Class      Beneficial Owner            Beneficial Ownership    of Class
--------------      ----------------            --------------------    --------
Common Stock   Gary R. Smith                        17,876,916(1)          26.0%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   G. Richard Smith                     15,546,630(2)          22.6%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   John T. LiVecchi                      4,174,729(3)           6.1%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   Officers and Directors, as a         37,598,275(4)          54.7%
                  Group (3 People)

----------
(1) Does not include 4,887,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 30.9% of the Registrant's total outstanding shares. This number does not include 900,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director.
(2) Does not include 4,887,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 27.7% of the Registrant's total outstanding shares. This number does not include 900,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director.
(3) Does not include 4,387,833 shares of stock which may be purchased by Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Dr. LiVecchi purchased all of those shares, Dr. LiVecchi would own 11.7% of the Registrant's total outstanding shares.
(4) Does not include a total of 14,163,499 shares of stock which may be purchased by Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Messrs. Smith, Smith and LiVecchi purchased all of those shares, they would collectively own 62.4% of the Registrant's total outstanding shares.

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

     During 1999 G. Richard Smith loaned Registrant a total of $82,500, of which $36,800 was repaid in May, 1999. These loans bear 15% annual interest rate. At December 31, 2000 G. Richard Smith was owed $53,700. Through March 15, 2001 G. Richard Smith had loaned an additional $116,000 to Registrant on the same terms. These loans were repaid in August 2001 by issuance of restricted common stock.

     During 1999 Gary R. Smith loaned Registrant a total of $35,000 of which $11,900 was repaid in May, 1999. These loan bear 15% annual interest rate. At December 31, 2000 Gary R. Smith was owed $26,260. Through March 15, 2001 Gary R. Smith had loaned an additional $116,000 to Registrant on the same terms. These loans were repaid in August 2001 by issuance of restricted common stock.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.

     Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

         Exhibits   10.1   2001 Management Stock Option Plan

                    10.2   2001 Employee Stock Option Plan

                    10.3   Form of 2001 Management Stock Option Agreement

                    10.4   Form of 2001 Employee Stock Option Agreement

         Financial Statements -- F-1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 22, 2002 by the undersigned, thereunto authorized.

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


/s/ G. Richard Smith        Chairman (Chief Executive      Dated: March 22, 2002
-------------------------   Officer), Secretary and
     G. Richard Smith       Director



/s/ Gary R. Smith           President, Treasurer           Dated: March 22, 2002
-------------------------   (Chief Accounting Officer),
     Gary R. Smith          Director



-------------------------   Director                       Dated:
     John LiVecchi

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Registrant's fiscal year ended December 31, 2001. The Registrant currently has not held its Annual Meeting of Stockholders.

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

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Coronado Industries, Inc.

We have audited the accompanying consolidated balance sheets of Coronado Industries, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. as of December 31, 2001 and 2000, and the results of its operations, changes in stockholders' equity (deficit), and it cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants            /s/ Semple & Cooper LLP

Phoenix, Arizona
February 28, 2002

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                                December 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
Current Assets:
  Cash (Note 1)                                            $ 21,588     $  1,195
                                                           --------     --------
    Total Current Assets                                     21,588        1,195
                                                           --------     --------
Property and equipment, net (Notes 1, 2 and 9)               24,209       96,065

Other Assets:
  Inventory (Notes 1 and 9)                                  23,985       23,985
  Intangible assets, net (Notes 1 and 3)                     21,607       25,078
  Deferred loan expense                                       3,333       13,333
                                                           --------     --------
    Total Assets                                           $ 94,722     $159,656
                                                           ========     ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             December 31,
                                                                     --------------------------
                                                                         2001           2000
                                                                     -----------    -----------
Current Liabilities:
  Notes payable to related parties - current portion (Note 4)        $        --    $   232,200
  Accounts payable                                                        38,403         27,763
  Accrued salaries                                                            --        616,250
  Other liabilities                                                        4,050        151,043
                                                                     -----------    -----------
      Total Current Liabilities                                           42,453      1,027,256

Long-Term Liabilities
  Note payable (Note 9)                                                  230,000        230,000
                                                                     -----------    -----------
      Total Liabilities                                                  272,453      1,257,256
                                                                     -----------    -----------
Commitments: (Note 7)
Stockholders' Equity (Deficit): (Note 5)
  Preferred Stock - $.0001 par value; 3,000,000 shares
    authorized, none issued or outstanding
  Common Stock - $.001 par value; 100,000,000 shares
    authorized, 67,836,909 and 38,115,096 shares outstanding
    at December 31, 2001 and 2000, respectively                           67,837         38,115
  Additional paid-in capital                                           8,803,599      6,133,665
  Accumulated deficit                                                 (9,049,167)    (7,269,380)
                                                                     -----------    -----------
      Total Stockholder's Equity (Deficit)                              (177,731)    (1,097,600)
                                                                     -----------    -----------
      Total Liabilities and Stockholder's Equity (Deficit)           $    94,722    $   159,656
                                                                     ===========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                      2001            2000
                                                  ------------    ------------
Product Revenues                                  $         --    $     12,000

Cost of Product Revenues                                    --             280
                                                  ------------    ------------
Gross Profit                                                --          11,720
                                                  ------------    ------------
General and Administrative Expenses
  Salaries and wages                                   885,074       1,763,502
  Public relations                                     200,815       1,146,419
  Legal and professional fees                          108,928         207,014
  FDA expense                                          282,394         175,539
  Rent expense                                          27,000          43,000
  Miscellaneous expense                                121,236         167,041
                                                  ------------    ------------
     Total general and administrative expenses       1,625,447       3,502,515
                                                  ------------    ------------
Loss from Operations                                (1,625,447)     (3,490,795)
                                                  ------------    ------------
Other Income/(Expense):
  Interest expense                                    (106,393)        (95,028)
  Loss on sale of assets                               (38,747)             --
  Deferred loan expense                                (10,000)             --
  Other income                                             800           5,024
                                                  ------------    ------------
     Total Other Income (Expense)                     (154,340)        (90,004)
                                                  ------------    ------------
Net Loss                                          $ (1,779,787)   $ (3,580,799)
                                                  ============    ============
Basic Loss per Share (Note 1)                     $      (0.04)   $      (0.10)
                                                  ============    ============
Weighted Average Shares Outstanding                 46,173,592      35,055,497
                                                  ============    ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                  COMMON STOCK           ADDITIONAL    RETAINED     STOCKHOLDERS'
                                          --------------------------      PAID-IN      EARNINGS        EQUITY
                                             SHARES       PAR VALUE       CAPITAL      (DEFICIT)      (DEFICIT)
                                          -----------    -----------    -----------   -----------    -----------
Balance at December 31, 1999               33,385,046    $    33,385    $ 3,170,378   $(3,688,581)   $  (484,818)
Stock issued for services                   2,254,978          2,255      1,373,550                    1,375,805
Stock issued for salaries                     250,072            250        156,100                      156,350
Stock options exercised                       200,000            200         14,800                       15,000
Stock warrants sold and forfeited                  --             --        125,000                      125,000
Stock options issued for services                  --             --         16,575                       16,575
Stock options issued for salaries                  --             --        892,287                      892,287
Stock issued for bonuses                    2,025,000          2,025        384,975                      387,000
Net loss                                                                               (3,580,799)    (3,580,799)
                                          -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2000               38,115,096         38,115      6,133,665    (7,269,380)    (1,097,600)

Stock issued for services                   3,014,667          3,015        635,814                      638,829
Stock issued for salaries                  18,250,183         18,250      1,309,137                    1,327,387
Stock issued for related party debt         7,003,583          7,004        462,237                      469,241
Stock issued for related party interest     1,353,380          1,353         89,323                       90,676
Stock options issued for salaries                  --             --        160,000                      160,000
Stock options exercised                       100,000            100         13,423                       13,523
Net loss                                                                               (1,779,787)    (1,779,787)
                                          -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2001               67,836,909    $    67,837    $ 8,803,599   $(9,049,167)   $  (177,731)
                                          ===========    ===========    ===========   ===========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                                  2001                2000
                                                               -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net Income / (Loss)                                           $(1,779,787)        $(3,580,799)
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation                                                     11,641              29,733
   Amortization                                                      3,471               3,755
   Stock issued for services                                       638,829           1,375,805
   Stock issued for salaries                                     1,327,387             156,350
   Stock issued for related party interest                          90,676                  --
   Stock options issued for services                                    --              16,575
   Stock options issued for salaries                               160,000             892,287
   Stock options issued for bonuses                                     --             387,000
   Loss on sale of fixed assets                                     38,747                  --

 Changes in Assets and Liabilities:
   Inventory                                                            --                 280
   Deferred loan expense                                            10,000              12,667
   Accounts payable                                                 10,640             (66,489)
   Accrued salaries                                               (616,250)            340,160
   Accrued payroll taxes and other                                (146,993)            148,208
                                                               -----------         -----------
   NET CASH USED IN OPERATING ACTIVITIES                          (251,639)           (284,468)
                                                               -----------         -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                              (532)            (10,031)
   Sale of property and equipment                                   22,000                  --
                                                               -----------         -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              21,468             (10,031)
                                                               -----------         -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                        237,041             242,240
   Repayment of notes payable                                           --             (90,000)
   Stock warrants sold and forfeited                                    --             125,000
   Cash received from exercise of options                           13,523              15,000
                                                               -----------         -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                       250,564             292,240
                                                               -----------         -----------

Net change in cash and cash equivalents                             20,393              (2,259)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,195               3,454
                                                               -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          21,588               1,195
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

     INVENTORIES:

     Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market.

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

     LOSS PER SHARE:

     Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at December 31, 2001 and 2000 of 16,263,499 and 12,649,999, respectively, have been excluded from the calculation of basic net loss per common share as their effect is antidilutive. In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 2001 and 2000 the diluted EPS calculation has been excluded from the financial statements.

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

     ADVERTISING:

     Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2001 and 2000 were $495 and $2,409 respectively.

     REVENUE RECOGNITION:

     The Company recognizes revenues on the accrual basis, when the equipment is delivered.

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

2.   PROPERTY AND EQUIPMENT:

     At December 31, 2001 and 2000, property and equipment consists of the following:

                                                            2001         2000
                                                         ---------    ---------
     Office furniture and equipment                      $  58,433    $  58,433
     Machinery and equipment                                10,563      151,301
     Leasehold improvements                                     --        5,463
                                                         ---------    ---------
                                                            68,996      215,197
     Less: accumulated depreciation                        (44,787)    (119,132)
                                                         ---------    ---------

     Net property and equipment                          $  24,209    $  96,065
                                                         =========    =========

     Depreciation expense was $11,641 and $29,733, for the years ended December 31, 2001 and 2000, respectively.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   INTANGIBLE ASSETS:

     Intangible assets consist of legal costs incurred to secure patents. The patents are being amortized ratably over fifteen (15) years. Amortization expense charged to operations for the years ended December 31, 2001 and 2000 was $3,471 and $3,755, respectively. Accumulated amortization as of December 31, 2001 is $9,077.

4.   RELATED PARTY TRANSACTIONS:

     Notes Payable to Related Parties:

     As of December 31, 2000, the notes payable to related parties consist of various 15% per annum notes payable to two principal stockholders. These notes are considered short-term in nature, payable on demand.

5.   STOCKHOLDERS' EQUITY (DEFICIT):

     Common Stock and Common Stock Warrants:

     100,000 common stock warrants valued at $2,830 were issued for financing fees in 1999, with an exercise price of $2.00 per share, exercisable through May 4, 2002. All 100,000 common stock warrants are currently exercisable as of December 31, 2001.

     Employee Stock Options and Stock Plans:

     On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,963,500 shares of common stock were reserved for issuance.

     A summary of the activity of the Plan follows:

                                                                    Weighted
                                                     Number          Average
                                                   of Options     Exercise Price
                                                   ----------     --------------
     Outstanding at December 31, 2000                      --         $0.16

     Granted                                        2,963,500          0.16
                                                   ----------         -----
     Outstanding at December 31, 2001               2,963,500         $0.16
                                                   ==========         =====

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2001:

                      Options Outstanding                                    Options Exercisable
                      -------------------                                    -------------------

                                Weighted Average
                                   Remaining         Weighted Average                  Weighted Average
     Exercise     Number of       Contractual            Exercise         No. of           Exercise
      Price        Shares        Life (In Years)          Price           Shares             Price
      -----        ------        ---------------          -----           ------             -----
      $0.16       2,963,500           8.47                $0.16          2,963,500           $0.16

     On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 750,000 shares of common stock were reserved for issuance.

     A summary of the activity of the Plan follows:

                                                                  Weighted
                                                  Number           Average
                                                of Options      Exercise Price
                                                ----------      --------------
     Outstanding at December 31, 2000                  --           $0.20

     Granted                                      750,000            0.20
                                                 --------           -----
     Outstanding at December 31, 2001             750,000           $0.20
                                                 ========           =====

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2001:

                      Options Outstanding                                    Options Exercisable
                      -------------------                                    -------------------

                                Weighted Average
                                   Remaining         Weighted Average                  Weighted Average
     Exercise     Number of       Contractual            Exercise         No. of           Exercise
      Price        Shares        Life (In Years)          Price           Shares             Price
      -----        ------        ---------------          -----           ------             -----
      $0.20       750,000            10.00                $0.20           750,000            $0.20

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

     On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 6,000,000 shares of common stock were reserved for issuance.

     A summary of the activity of the Plan follows:

                                                                  Weighted
                                                  Number           Average
                                                of Options      Exercise Price
                                                ----------      --------------
     Outstanding at December 31, 1999                   --          $0.135

     Granted                                     6,000,000           0.135
                                                ----------          ------
     Outstanding at December 31, 2000            6,000,000           0.135

     Exercised                                          --           0.135
                                                ----------          ------
     Outstanding at December 31, 2001            6,000,000          $0.135
                                                ==========          ======

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2001:

                      Options Outstanding                                    Options Exercisable
                      -------------------                                    -------------------

                                Weighted Average
                                   Remaining         Weighted Average                  Weighted Average
     Exercise     Number of       Contractual            Exercise         No. of           Exercise
      Price        Shares        Life (In Years)          Price           Shares             Price
      -----        ------        ---------------          -----           ------             -----
     $0.135       6,000,000           9.00               $0.135          6,000,000          $0.135

     On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,599,999 shares of common stock were reserved for issuance.

     A summary of the activity of the Plan follows:

                                                                  Weighted
                                                  Number           Average
                                                of Options      Exercise Price
                                                ----------      --------------
     Outstanding at December 31, 1999                   --          $0.211

     Granted                                     2,599,999           0.211
                                                ----------          ------
     Outstanding at December 31, 2000            2,599,999           0.211

     Exercised                                          --           0.211
                                                ----------          ------
     Outstanding at December 31, 2001            2,599,999          $0.211
                                                ==========          ======

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       STOCKHOLDERS' EQUITY (DEFICIT):  (CONTINUED)

      Additional information about outstanding options to purchase the Company's common stock as of December 31, 2001:

                      Options Outstanding                                    Options Exercisable
                      -------------------                                    -------------------

                                Weighted Average
                                   Remaining         Weighted Average                  Weighted Average
     Exercise     Number of       Contractual            Exercise         No. of           Exercise
      Price        Shares        Life (In Years)          Price           Shares             Price
      -----        ------        ---------------          -----           ------             -----
     $0.211       2,599,999           7.21               $0.211          2,599,999          $0.211

     On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 625,000 shares of common stock were reserved for issuance.

     A summary of the activity of the Plan follows:

                                                  Number           Average
                                                of Options      Exercise Price
                                                ----------      --------------
     Outstanding at December 31, 1999                  --           $0.135

     Granted                                      625,000            0.135
                                                 --------           ------
     Outstanding at December 31, 2000             625,000            0.135

     Exercised                                    100,000            0.135
                                                 --------           ------
     Outstanding at December 31, 2001             525,000           $0.135
                                                 ========           ======

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2001:

                      Options Outstanding                                    Options Exercisable
                      -------------------                                    -------------------

                                Weighted Average
                                   Remaining         Weighted Average                  Weighted Average
     Exercise     Number of       Contractual            Exercise         No. of           Exercise
      Price        Shares        Life (In Years)          Price           Shares             Price
      -----        ------        ---------------          -----           ------             -----
     $0.135       525,000             9.00               $0.135          525,000            $0.135

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.    STOCKHOLDERS' EQUITY (DEFICIT):  (CONTINUED)

      On November 3, 1999, the Board of Directors approved the 1999 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of and consultants for the Company. Under the above Plan, 575,000 shares of common stock were reserved for issuance.

      A summary of the activity of the Plan follows:

                                                                  Weighted
                                                  Number           Average
                                                of Options      Exercise Price
                                                ----------      --------------
     Outstanding at December 31, 1999             575,000           $0.20

     Exercised                                         --            0.20
                                                 --------           -----
     Outstanding at December 31, 2000             575,000            0.20

     Exercised                                         --            0.20
                                                 --------           -----
     Outstanding at December 31, 2001             575,000           $0.20
                                                 ========           =====

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2001:

                      Options Outstanding                                    Options Exercisable
                      -------------------                                    -------------------

                                Weighted Average
                                   Remaining         Weighted Average                  Weighted Average
     Exercise     Number of       Contractual            Exercise         No. of           Exercise
      Price        Shares        Life (In Years)          Price           Shares             Price
      -----        ------        ---------------          -----           ------             -----
      $0.20       575,000             7.84                $0.20          575,000             $0.20

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    STOCKHOLDERS' EQUITY (DEFICIT):  (CONTINUED)

      On November 3, 1999, the Board of Directors approved the 1999 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of and consultants for the Company. Under the above Plan, 1,400,000 shares of common stock were reserved for issuance.

      A summary of the activity of the Plan follows:

                                                  Number           Average
                                                of Options      Exercise Price
                                                ----------      --------------
     Outstanding at December 31, 1999            1,400,000           $0.20

     Exercised                                          --            0.20
                                                ----------           -----
     Outstanding at December 31, 2000            1,400,000            0.20

     Exercised                                          --            0.20
                                                ----------           -----
     Outstanding at December 31, 2001            1,400,000           $0.20
                                                ==========           =====

     Additional information about outstanding options to purchase the Company's common stock as of December 31, 2001:

                      Options Outstanding                                    Options Exercisable
                      -------------------                                    -------------------

                                Weighted Average
                                   Remaining         Weighted Average                  Weighted Average
     Exercise     Number of       Contractual            Exercise         No. of           Exercise
      Price        Shares        Life (In Years)          Price           Shares             Price
      -----        ------        ---------------          -----           ------             -----
      $0.20       1,400,000           4.24                $0.20          1,400,000           $0.20

     On December 21, 1998, the Board of Directors approved the 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,550,000 shares of common stock were reserved for issuance.

     A summary of the activity of the Plan follows:

                                                  Number           Average
                                                of Options      Exercise Price
                                                ----------      --------------
     Outstanding at December 31, 1999            1,550,000          $0.075

     Exercised                                     200,000           0.075
                                                ----------          ------
     Outstanding at December 31, 2000            1,350,000           0.075

     Exercised                                          --           0.075
                                                ----------          ------
     Outstanding at December 31, 2001            1,350,000          $0.075
                                                ==========          ======

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    STOCKHOLDERS' EQUITY (DEFICIT):  (CONTINUED)

      Additional information about outstanding options to purchase the Company's common stock as of December 31, 2001:

                                Weighted Average
                                   Remaining         Weighted Average                  Weighted Average
     Exercise     Number of       Contractual            Exercise         No. of           Exercise
      Price        Shares        Life (In Years)          Price           Shares             Price
      -----        ------        ---------------          -----           ------             -----
     $0.075      1,350,000            6.84               $0.075          1,350,000          $0.075

     Consistent with accounting for options utilizing the intrinsic value method, options granted during 2001 and 2000, in which the exercise price was less than the fair market value of the Company's common stock on the date of grant, have been reflected in compensation expense for the year ended December 31, 2001 and 2000. Some of the stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2001 and 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended December 31, 2001 and 2000 would have been increased to the pro forma amounts presented below:

                                            2001               2000
                                        ------------       ------------
     As reported:
       Net loss                         $ (1,779,787)      $ (3,580,799)
                                        ============       ============
       Loss per share                   $      (0.04)      $      (0.10)
                                        ============       ============
       Pro forma Net loss               $ (1,983,412)      $ (3,667,466)
                                        ============       ============
       Loss per share                   $      (0.04)      $      (0.10)
                                        ============       ============

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five (5) to ten (10) years, risk-free interest rates of eight percent (8%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended December 31, 2001 and 2000 approximated $.14 and $.09, respectively.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   INCOME TAXES:

     As of December 31, 2001, the components of deferred income taxes are as follows:

     Long-term Deferred Tax Assets (Liabilities)
     Net operating loss carryforwards                             $ 3,546,000
     Depreciation and Amortization                                    (16,079)
                                                                  -----------
                                                                    3,529,921
     Less:  valuation allowance                                    (3,529,921)
                                                                  -----------
     Net Long-term Deferred Tax Asset                             $        --
                                                                  ===========

     Based on the weight of available evidence, the Company has provided a full valuation allowance on its deferred tax asset at December 31, 2001.

     As of December 31, 2001, the Company has net operating loss carryforwards available to offset future federal and state taxable income in the amounts of $8,879,520 and $8,777,194 respectively, and expiring as follows:

                   Net Loss Carryforward                Year of
                     Amount Available                 Expiration
                --------------------------     --------------------------
     Year         Federal         State          Federal         State
     ----       -----------    -----------     -----------    -----------
     1993       $    37,195    $        --        2008             --
     1994            65,131             --        2009             --
     1995            96,528         96,528        2010            2000
     1996            31,021         31,021        2011            2001
     1997           673,948        673,948        2012            2002
     1998         1,448,812      1,448,812        2018            2003
     1999         1,201,118      1,201,118        2019            2004
     2000         3,580,799      3,580,799        2020            2005
     2001         1,744,968      1,744,968        2021            2006
                ===========    ===========

                $ 8,879,520    $ 8,777,194
                ===========    ===========

7.   COMMITMENTS:

     The Company leased office space in Fountain Hills, Arizona, under a non-cancellable operating lease agreement which expired in June, 2001. Subsequent to the expiration, the Company has continued to lease the space on a month-to-month basis. The rent is currently $2,500 per month. For the years ended December 31, 2001 and 2000, rent expense under the lease agreements was $27,000 and $43,000, respectively.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments.

     For the year ended December 31, 2001, these non-cash activities are as follows:

          21,264,850 shares of common stock were issued for services and salaries, which were valued at $1,966,216.

          7,003,583 shares of common stock were issued for related party debt, which was valued at $469,241.

          1,353,380 shares of common stock were issued for related party interest, which was valued at $90,676.

          1,600,000 stock options were issued to employees for services, which were valued at $160,000.

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


9.   NOTE PAYABLE:

     At December 31, 2001, note payable consists of the following:

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

     The primary business of the Company is to manufacture and market a patented treatment device for Open Angle Glaucoma, and was to operate glaucoma treatment clinics where the patented treatment procedures are performed. The first of these clinics was opened in 1997, but was not profitable, and was closed March 2, 1999.

     In addition, the Company has incurred net losses of $1,779,787 and $3,580,799 in 2001 and 2000, respectively. Unaudited information subsequent to December 31, 2001, indicates that the losses are continuing.

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


11.  PENDING ACCOUNTING PRONOUNCEMENTS:

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

12.  SUBSEQUENT EVENTS:

     On January 9, 2002, the Company received $240,000 through a promissory note with a principal shareholder. The promissory note calls for twelve (12) interest only payments in the amount of $2,000, commencing February 1, 2002, followed by a balloon payment of the remaining principal balance. The promissory note is collateralized by all assets of the Company and carries an interest rate of ten percent (10%) per annum. The Company used $234,000 to pay off a note to another lender.