Form 10QSB
period 2002-03-31
CORONADO INDUSTRIES INC
filed 2002-05-15
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended - March 31, 2002

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

                    Issuer's telephone number (480) 837-6810
                                              --------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 68,826,002

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                                                            Page
                                                                            ----
PART I
      Item 1  Financial Statements                                           1
      Item 2. Management's Discussion and Analysis or Plan of Operation      8
PART II
      Item 1. Legal Proceedings                                              9
      Item 2. Changes in Securities                                          9
      Item 3. Defaults Upon Senior Securities                               N/A
      Item 4. Submission of Matter to a Vote of Security Holders            N/A
      Item 5. Other Matters                                                 N/A
      Item 6. Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                  10

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


                                     ASSETS

                                           (UNAUDITED)
                                             March 31,       December 31,
                                               2002              2001
                                             --------          --------
Assets:
Current Assets:
  Cash                                       $ 10,511          $ 21,588
                                             --------          --------
    Total Current Assets                       10,511            21,588
                                             --------          --------

Property and equipment, net                    21,715            24,209

Other Assets:
  Inventory                                    23,985            23,985
  Intangible assets, net                       21,096            21,607
  Deferred loan expense                           833             3,333
                                             --------          --------
    Total Assets                             $ 78,140          $ 94,722
                                             ========          ========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    (UNAUDITED)
                                                                      March 31,     December 31,
                                                                        2002            2001
                                                                    ------------    ------------
Current Liabilities:
  Notes payable to related party - current portion                  $    285,000    $         --
  Accounts payable                                                        38,817          38,403
  Accrued salaries                                                        93,750              --
  Accrued interest                                                           402           4,050
                                                                    ------------    ------------
    Total Current Liabilities                                            417,969          42,453

Long-Term Liabilities
  Note payable                                                                --         230,000
                                                                    ------------    ------------
    Total Liabilities                                                    417,969         272,453
                                                                    ------------    ------------
Stockholders' Equity (Deficit):
  Preferred Stock - $.0001 par value; 3,000,000 shares
   authorized, none issued or outstanding
  Common Stock - $.001 par value; 100,000,000 shares
   authorized, 68,826,002 and 67,836,909 shares issued
   and outstanding at March 31, 2002 and
   December 31, 2001 respectively                                         68,826          67,837
  Additional paid-in capital                                           8,958,872       8,803,599
  Accumulated deficit                                                 (9,367,527)     (9,049,167)
                                                                    ------------    ------------
    Total Stockholders' Equity (Deficit)                                (339,829)       (177,731)
                                                                    ------------    ------------
    Total Liabilities and Stockholders' Equity (Deficit)            $     78,140    $     94,722
                                                                    ============    ============

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                        (UNAUDITED)
                                                     Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------
Product revenues                                $         --    $         --
                                                ------------    ------------
Cost of product revenues                                  --
                                                ------------    ------------
Gross Profit                                              --              --

General and Administrative Expenses
  Salaries and wages                                 131,180         134,109
  Public relations                                    11,500          46,500
  Legal and professional fees                         73,133          16,505
  FDA expense                                         54,680          71,913
  Rent expense                                         7,500           7,805
  Miscellaneous expense                               35,360          44,040
                                                ------------    ------------
    Total general and administrative expenses        313,353         320,872
                                                ------------    ------------
Loss from Operations                                (313,353)       (320,872)
                                                ------------    ------------
Other Income/(Expense):
  Interest income                                      4,840              --
  Interest expense                                    (7,347)        (26,434)
  Gain/(Loss) on sale of assets                           --         (38,747)
  Deferred loan expense                               (2,500)         (2,500)
  Other income                                            --              --
                                                ------------    ------------
    Total Other Income (Expense)                      (5,007)        (67,681)
                                                ------------    ------------
Net Loss                                        $   (318,360)   $   (388,553)
                                                ============    ============
Basic Loss per Share (Note 2)                   $      (0.00)   $      (0.01)
                                                ============    ============
Weighted Average Shares Outstanding               68,451,089      38,367,544
                                                ============    ============

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)


                                                                                                          STOCK-
                                                   COMMON STOCK           ADDITIONAL     RETAINED        HOLDERS'
                                            --------------------------      PAID-IN      EARNINGS        EQUITY
                                               SHARES       PAR VALUE       CAPITAL      (DEFICIT)      (DEFICIT)
                                            -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2001                 67,836,909    $    67,837    $ 8,803,599   $(9,049,167)   $  (177,731)

Stock issued for services                       794,916            795        126,298                      127,093
Stock issued for salaries                       194,177            194         28,975                       29,169
Net loss                                                                                   (318,360)      (318,360)
                                            -----------    -----------    -----------   -----------    -----------
Balance at March 31, 2002 (Unaudited)        68,826,002    $    68,826    $ 8,958,872   $(9,367,527)   $  (339,829)
                                            ===========    ===========    ===========   ===========    ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                            (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                        2002           2001
                                                      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net Income                                           $(318,360)     $(388,553)
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation                                           2,494          4,158
   Amortization                                             511          3,439
   Stock issued for services                            127,093        122,363
   Stock issued for salaries                             29,169         24,835
   (Gain)/Loss on sale of fixed assets                       --         38,747

 Changes in Assets and Liabilities:
   Deferred loan expense                                  2,500             --
   Accounts payable                                         414        (24,245)
   Accrued salaries                                      93,750         93,750
   Accrued interest                                      (3,648)            --
   Accrued payroll taxes and other                           --         32,414
                                                      ---------      ---------
   NET CASH USED IN OPERATING ACTIVITIES                (66,077)       (93,092)
                                                      ---------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                     --           (532)
   Sale of property and equipment                            --         22,000
                                                      ---------      ---------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                 --         21,468
                                                      ---------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                             285,000         66,600
   Repayment of notes payabe                           (230,000)            --
   Cash received from exercise of options                    --         13,523
                                                      ---------      ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES             55,000         80,123
                                                      ---------      ---------
Net change in cash and cash equivalents                 (11,077)         8,499

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         21,588          1,195
                                                      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  10,511      $   9,694
                                                      =========      =========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

2. LOSS PER SHARE:

For the three month period ending March 31, 2002, basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented, as their affect is antidilutive.

3. NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments.

For the quarter ended March 31, 2002, these non-cash activities are as follows:

989,093 shares of common stock were issued for services and salaries, which were valued at $156,262.

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. EMPLOYEES AND CONSULTANTS COMPENSATION:

On January 7, 2002, the Company approved a resolution (The "2002-A Employees and Consultants Compensation Plan") reserving up to 1,400,000 shares of its common stock available for issuance to the Company's employees, and marketing, legal, and other consultants as compensation for services rendered for a price of not less than 90 percent (90%) of the lowest closing bid price in the week prior to their accrued wages or fees being due. During the three months ended March 31, 2002, the Company issued 989,093 shares for a total of $156,262 under this plan to various employees and consultants of the Company.

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

QUARTER ENDING MARCH 31, 2002

OPERATIONS. For the quarter ending March 31, 2002 Registrant experienced a net loss of $318,360, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $313,353. 86.3% of Registrant's first quarter 2002 corporate expenses consisted of salaries and wages of $131,180 (41.9%), professional expenses of $127,813 (40.8%) and public relations of $11,500 (3.6%). In comparison, during first quarter 2001 83.2% of Registrant's corporate expense of $323,372 consisted of officers' salaries of $134,109 (41.5%), professional expenses of $88,418 (27.3%) and shareholder services and media promotion of $46,500 (14.4%). The increase in professional expenses in 2002 over 2001 occurred as a result of increased FDA expenses in 2002. The decrease in shareholder services and media promotion in 2002 over 2001 resulted from the lack of an agreement with any shareholder relations firm during the 2002 quarter. Approximately 50% of the corporate expenses in 2002 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the second half of 2002 until Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2002 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $18,000 per month. Registrant's public relations expenses will dramatically increase when Registrant commences distribution of its product.

As a result of the presentation of the Registrant's patented equipment at the various conventions of ophthalmologists, in October 2000 Registrant executed a one-year option agreement and an extension with Ciba Vision which permits Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. Registrant is hopeful a license agreement will be executed with Ciba Vision in the second half of 2002; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,625,000 in 2001, the Registrant suffered from a liquidity shortage during the first quarter of 2002. During the first quarter of 2002 Registrant was required to borrow a total of $285,000 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2002; however, there is no assurance Registrant will be able to obtain any financing in the future.

     On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

     Through March 31, 2002 the Registrant received loans of $247,000 from G. Richard Smith, Registrant's Chairman; $16,500 from Gary R. Smith, the Registrant's President; and $21,500 from Dr. John T. LiVecchi, a Director. These loans accrue interest at the rate of 15% per annum, except for a $240,000 loan from G. Richard Smith which bears interest at 10% per annum.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending for the Registrant at March 31, 2002.

ITEM 2. CHANGES IN SECURITIES.

     On January 11, 2002, Registrant issued 10,416 restricted shares of its common stock as final payment to a public relations firm in consideration of $2,500 of services. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the transaction did not involve any offering to the public and the securities were issued to investors who did not need the protection of the securities laws.

     All other securities issued by Registrant during the period were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         No filings on Form 8-K with the Commission were made by Registrant during the quarter ending March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.



Date: May 13, 2002                      By: /s/ Gary R. Smith
      ------------                          ------------------------------------
                                            Gary R. Smith, President (Chief
                                            Executive Officer) and Treasurer
                                            (Chief Accounting Officer)