Form 10QSB
period 2002-06-30
CORONADO INDUSTRIES INC
filed 2002-08-14
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended - June 30, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 69,398,944.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                                            Page
                                                                            ----
PART I

      Item 1  Financial Statements                                             1

      Item 2. Management's Discussion and Analysis or Plan of Operation        8

PART II

      Item 1. Legal Proceedings                                               11

      Item 2. Changes in Securities                                           11

      Item 3. Defaults Upon Senior Securities                                N/A

      Item 4. Submission of Matter to a Vote of Security Holders             N/A

      Item 5. Other Matters                                                  N/A

      Item 6. Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                    12

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


                                                      (UNAUDITED)
                                                       June 30,     December 31,
                                                         2002          2001
                                                       ---------     ---------
Current Assets:
  Cash                                                 $  14,820     $  21,588
                                                       ---------     ---------
     Total Current Assets                                 14,820        21,588

Property and equipment, net                               19,220        24,209


Other Assets:
  Inventory                                               23,985        23,985
  Intangible assets, net                                  20,584        21,607
  Deferred loan expense                                       --         3,333
                                                       ---------     ---------
     Total Assets                                      $  78,609     $  94,722
                                                       =========     =========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                     (UNAUDITED)
                                                      June 30,      December 31,
                                                        2002           2001
                                                     -----------    -----------
Current Liabilities:
  Notes payable to related parties                   $   335,000    $        --
  Accounts payable                                        39,436         38,403
  Accrued salaries                                       187,500             --
  Accrued interest                                         2,612          4,050
                                                     -----------    -----------
    Total Current Liabilities                            564,548         42,453

Long-Term Liabilities:
  Note payable                                                --        230,000
                                                     -----------    -----------
    Total Liabilities                                    564,548        272,453
                                                     -----------    -----------

Stockholders' Deficit:
  Preferred Stock - $.0001 par value; 3,000,000
    shares authorized, none issued or outstanding
  Common Stock - $.001 par value; 100,000,000 shares
    authorized, 69,398,944 and 67,836,909 shares
    issued and outstanding at June 30, 2002 and
    December 31, 2001, respectively                       69,399         67,837
  Additional paid-in capital                           9,072,536      8,803,599
  Accumulated deficit                                 (9,627,874)    (9,049,167)
                                                     -----------    -----------
    Total Stockholders' Deficit                         (485,939)      (177,731)
                                                     -----------    -----------
    Total Liabilities and Stockholders' Deficit      $    78,609    $    94,722
                                                     ===========    ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                          (Unaudited)                     (Unaudited)
                                                   Six Months Ended June 30,      Three Months Ended June 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
Product revenues                                  $         --    $         --    $         --    $         --
                                                  ------------    ------------    ------------    ------------
Cost of product revenues                                    --              --              --              --
                                                  ------------    ------------    ------------    ------------
Gross Profit                                                --              --              --              --
General and Administrative Expenses:
  Salaries and wages                                   261,867         268,483         130,687         134,374
  Public relations                                      20,500         105,192           9,000          58,692
  Legal and professional fees                           99,041          55,593          25,908          39,088
  FDA expense                                          100,856         122,041          46,176          50,128
  Rent expense                                          15,000          15,918           7,500           8,113
  Miscellaneous expense                                 67,393          93,847          32,033          49,807
                                                  ------------    ------------    ------------    ------------
      Total general and administrative expenses        564,657         661,074         251,304         340,202
                                                  ------------    ------------    ------------    ------------
Loss from Operations                                  (564,657)       (661,074)       (251,304)       (340,202)
Other Income/(Expense):
  Interest income                                        4,840              --              --              --
  Interest expense                                     (15,557)        (68,316)         (8,210)        (41,882)
  Gain/(Loss) on sale of assets                             --         (38,747)             --              --
  Deferred loan expense                                 (3,333)         (5,000)           (833)         (2,500)
                                                  ------------    ------------    ------------    ------------
      Total Other Expense                              (14,050)       (112,063)         (9,043)        (44,382)
                                                  ------------    ------------    ------------    ------------
Net Loss                                          $   (578,707)   $   (773,137)   $   (260,347)   $   (384,584)
                                                  ============    ============    ============    ============
Basic Loss per Share (Note 2)                     $      (0.01)   $      (0.02)   $      (0.00)   $      (0.01)
                                                  ============    ============    ============    ============
Weighted Average Shares Outstanding                 68,759,373      38,727,782      69,064,269      39,084,062
                                                  ============    ============    ============    ============

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)


                                               COMMON STOCK              ADDITIONAL
                                        ---------------------------       PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                          SHARES         PAR VALUE        CAPITAL         DEFICIT         DEFICIT
                                        -----------     -----------     -----------     -----------     -----------
Balance at December 31, 2001             67,836,909     $    67,837     $ 8,803,599     $(9,049,167)    $  (177,731)

Stock issued for services                 1,197,732           1,198         207,463                         208,661
Stock issued for salaries                   364,303             364          61,474                          61,838
Net loss                                                                                   (578,707)       (578,707)
                                        -----------     -----------     -----------     -----------     -----------
Balance at June 30, 2002 (Unaudited)     69,398,944     $    69,399     $ 9,072,536     $(9,627,874)    $  (485,939)
                                        ===========     ===========     ===========     ===========     ===========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                              (UNAUDITED)
                                                          Three Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002         2001
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net Loss                                                $(260,347)   $(384,584)
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation                                             2,495        2,494
    Amortization                                               512          939
    Stock issued for services                               81,568      133,906
    Stock issued for salaries                               32,669       34,170
    Stock issued for litigation settlement                      --       29,000

 Changes in Assets and Liabilities:
    Deferred loan expense                                      833        2,500
    Accounts payable                                           619       15,630
    Accrued salaries                                        93,750       93,750
    Accrued interest                                         2,210           --
    Accrued payroll taxes and other                             --        5,307
                                                         ---------    ---------
    NET CASH USED IN OPERATING ACTIVITIES                  (45,691)     (66,888)
                                                         ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                50,000       73,490
                                                         ---------    ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               50,000       73,490
                                                         ---------    ---------

Net change in cash and cash equivalents                      4,309        6,602

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            10,511        9,694
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  14,820    $  16,296
                                                         =========    =========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                              (UNAUDITED)
                                                           Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002         2001
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net Loss                                                $(578,707)   $(773,137)
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation                                             4,989        6,652
    Amortization                                             1,023        1,878
    Stock issued for services                              208,661      256,269
    Stock issued for salaries                               61,838       59,005
    Stock issued for litigation settlement                      --       29,000
    (Gain)/Loss on sale of fixed assets                         --       38,747

 Changes in Assets and Liabilities:
    Deferred loan expense                                    3,333        5,000
    Accounts payable                                         1,033       (8,615)
    Accrued salaries                                       187,500      187,500
    Accrued interest                                        (1,438)          --
    Accrued payroll taxes and other                             --       37,721
                                                         ---------    ---------
    NET CASH USED IN OPERATING ACTIVITIES                 (111,768)    (159,980)
                                                         ---------    ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                       --         (532)
    Sale of property and equipment                              --       22,000
                                                         ---------    ---------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                   --       21,468
                                                         ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                               335,000      140,090
    Repayment of note payable                             (230,000)          --
    Cash received from exercise of options                      --       13,523
                                                         ---------    ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              105,000      153,613
                                                         ---------    ---------

Net change in cash and cash equivalents                     (6,768)      15,101

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            21,588        1,195
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  14,820    $  16,296
                                                         =========    =========

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations, changes in stockholders' deficit, and cash flows for the six months ended June 30, 2002. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' deficit of Coronado Industries, Inc., and its wholly-owned subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. LOSS PER SHARE:

For the six month period ending June 30, 2002, basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented, as their affect is antidilutive.

3. NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments.

For the quarter ended June 30, 2002, these non-cash activities are as follows:

1,562,035 shares of common stock were issued for services and salaries, which were valued at $270,499.

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4. EMPLOYEES AND CONSULTANTS COMPENSATION:

On January 7, 2002, the Company approved a resolution (The "2002-A Employees and Consultants Compensation Plan") reserving up to 1,400,000 shares of its common stock available for issuance to the Company's employees, and marketing, legal, and other consultants as compensation for services rendered for a price of not less than 90 percent (90%) of the lowest closing bid price in the week prior to their accrued wages or fees being due. In addition, on June 12, 2002, the Company approved a resolution (The "2002-B Employees and Consultants Compensation Plan") reserving up to 1,500,000 shares of its common stock under the same terms and conditions of the 2002-A Plan. During the six months ended June 30, 2002, the Company issued 1,562,035 shares for a total of $270,499 pursuant to these and prior plans to various employees and consultants of the Company.

5. GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

The above conditions indicate that the Company may be unable to continue in existence. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

QUARTER ENDING JUNE 30, 2002

OPERATIONS. For the quarter ending June 30, 2002 Registrant experienced a net loss of $260,347, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $251,304. 84.3% of Registrant's second quarter 2002 corporate expenses consisted of salaries and wages of $130,687 (52.0%), professional expenses of $72,084 (28.7%) and shareholder services and media promotion of $9,000 (3.6%). In comparison, during second quarter 2001 83.0% of Registrant's corporate expense of $340,202 consisted of salaries and wages of $134,374 (39.5%), professional expenses of $89,216 (26.2%) and shareholder services and media promotion of $58,692 (17.3%). The slight decrease in professional expenses in 2002 from 2001 occurred as a result of lower FDA expenses in 2002. The large decrease in shareholder services and media promotion in 2002 from 2001 resulted from the lack of an agreement with any shareholder relations firm during the 2002 quarter. Approximately 45% of the corporate expenses in 2002 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the second half of 2002. Registrant expects its professional expenses in 2002 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $18,000 per month. Registrant's shareholder expenses will dramatically increase when Registrant commences distribution of its product.

In October 2000, Registrant executed a one-year option agreement and then an extension with Ciba Vision which permitted Ciba Vision to obtain the exclusive worldwide license to the patent rights and technology for Registrant's PNT product. On May 30, 2002 Ciba Vision advised Registrant that it would not be acquiring the distribution rights to Registrant's product.

Registrant has started discussions with other medical companies for the distribution rights to the PNT product. Registrant is hopeful a license agreement will be executed with another company in the second half of 2002; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,625,000 in 2001, the Registrant suffered from a liquidity shortage during the first quarter of 2002. During the second quarter of 2002 Registrant was required to borrow a total of $50,000 from its Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2002; however, there is no assurance Registrant will be able to obtain any financing in the future.

     On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

     Through June 30, 2002 the  Registrant  received  loans of $262,000  from G.
Richard Smith, Registrant's Chairman; $31,500 from Gary R. Smith, the Registrant's President; and $41,500 from Dr. John T. LiVecchi, a Director. These loans accrue interest at the rate of 15% per annum, except for a $240,000 loan from G. Richard Smith which bears interest at 10% per annum.

SIX MONTHS ENDING JUNE 30, 2002

OPERATIONS. For the six months ending June 30, 2002 Registrant experienced a net loss of $578,707, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $564,657. 85.4% of Registrant's 2002 first half corporate expenses consisted of salaries and wages of $261,867 (46.4%), professional expenses of $199,897 (35.4%) and shareholder services and media promotion of $20,500 (3.6%). In comparison, during first half of 2001 83.4% of Registrant's corporate expense of $661,074 consisted of salaries and wages of $268,483 (40.6%), professional expenses of $177,634 (26.9%) and shareholder services and media promotion of $105,192 (15.9%). The slight increase in professional expenses in 2002 from 2001 occurred as a result of increased legal expenses in the first quarter of 2002. The large decrease in shareholder services and media promotion in 2002 from 2001 resulted from the lack of an agreement with any shareholder relations firm during 2002. Approximately 47% of the corporate expenses in 2002 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the second half of 2002. Registrant expects its professional expenses in 2002 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $18,000 per month. Registrant's shareholder expenses will dramatically increase when Registrant commences distribution of its product.

In October 2000, Registrant executed a one-year option agreement and then an extension with Ciba Vision which permitted Ciba Vision to obtain the exclusive worldwide license to the patent rights and technology for Registrant's PNT product. On May 30, 2002 Ciba Vision advised Registrant that it would not be acquiring the distribution rights to Registrant's product.

Registrant has started discussions with other medical companies for the distribution rights to the PNT product. Registrant is hopeful a license agreement will be executed with another company in the second half of 2002; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending for the Registrant at June 30, 2002.

ITEM 2. CHANGES IN SECURITIES.

     All securities issued by Registrant during the quarter ended June 30, 2002 were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          99.1      Certificate of Chief Executive Officer

          99.2      Certificate of Chief Financial Officer

     (b)  REPORTS ON FORM 8-K

          No filings on Form 8-K with the Commission were made by Registrant during the quarter ending June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.


Date: August 10, 2002                   By: /s/ G. Richard Smith
                                            ------------------------------------
                                            G. Richard Smith
                                            Chairman (Chief Executive Officer)


                                        By: /s/ Gary R. Smith
                                            ------------------------------------
                                            Gary R. Smith,
                                            Treasurer (Chief Accounting Officer)