Form 10QSB
period 2002-09-30
CORONADO INDUSTRIES INC
filed 2002-11-13
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

               For the quarterly period ended - September 30, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2002: 78,461,053.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

      FOR THE NINE AND THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 AND 2001

                                                                            Page
                                                                            ----
PART I
      Item 1   Financial Statements                                           1

      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                          9

      Item 3.  Controls and Procedures                                       10

PART II
      Item 1.  Legal Proceedings                                             11

      Item 2.  Changes in Securities                                         11

      Item 3.  Defaults Upon Senior Securities                               N/A

      Item 4.  Submission of Matter to a Vote of Security Holders            N/A

      Item 5.  Other Matters                                                 N/A

      Item 6.  Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                   12

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                     ASSETS

                                                September 30,       December 31,
                                                    2002                2001
                                                -------------       ------------
                                                 (UNAUDITED)
Current Assets:
  Cash                                            $ 10,220            $ 21,588
                                                  --------            --------
     Total Current Assets                           10,220              21,588

Property and equipment, net                         16,726              24,209

Other Assets:
  Inventory                                         23,985              23,985
  Intangible assets, net                            20,073              21,607
  Deferred loan expense                                 --               3,333
                                                  --------            --------
     Total Assets                                 $ 71,004            $ 94,722
                                                  ========            ========

        See accompanying notes to the consolidated financial statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                               September 30,      December 31,
                                                                   2002               2001
                                                               ------------       ------------
                                                                (UNAUDITED)
Current Liabilities:
  Notes payable to related parties                             $    385,900       $         --
  Accounts payable                                                   64,900             38,403
  Accrued salaries                                                   31,250                 --
  Accrued interest                                                    8,165              4,050
                                                                ------------       ------------
    Total Current Liabilities                                       490,215             42,453

Long-Term Liabilities:
  Note payable                                                           --            230,000
                                                               ------------       ------------
    Total Liabilities                                               490,215            272,453
                                                               ------------       ------------

Stockholders' Deficit:
  Preferred Stock - $.0001 par value; 3,000,000 shares
    authorized, none issued or outstanding
  Common Stock - $.001 par value; 100,000,000 shares
    authorized, 78,277,513 and 67,836,909 shares
    issued and outstanding at September 30, 2002
    and December 31, 2001, respectively                              78,278             67,837
  Additional paid-in capital                                      9,559,230          8,803,599
  Accumulated deficit                                           (10,056,719)        (9,049,167)
                                                               ------------       ------------
    Total Stockholders' Deficit                                    (419,211)          (177,731)
                                                               ------------       ------------
    Total Liabilities and Stockholders' Deficit                $     71,004       $     94,722
                                                               ============       ============

        See accompanying notes to the consolidated financial statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                        Nine Months Ended              Three Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
                                                           (UNAUDITED)                    (UNAUDITED)

Product revenues                                  $         --    $         --    $         --    $         --
                                                  ------------    ------------    ------------    ------------
Cost of product revenues                                    --              --              --              --
                                                  ------------    ------------    ------------    ------------
Gross Profit                                                --              --              --              --
General and Administrative Expenses:
  Salaries and wages                                   505,337         386,212         243,470         117,729
  Public relations                                      32,000         177,385          11,500          72,193
  Legal and professional fees                          147,449         106,230          48,408          50,637
  FDA expense                                          168,504         214,339          67,648          92,298
  Rent expense                                          20,000          24,827           5,000           8,909
  Miscellaneous expense                                108,450         106,412          41,057          12,565
                                                  ------------    ------------    ------------    ------------
      Total general and administrative expenses        981,740       1,015,405         417,083         354,331
                                                  ------------    ------------    ------------    ------------
Loss from Operations                                  (981,740)     (1,015,405)       (417,083)       (354,331)
                                                  ------------    ------------    ------------    ------------
Other Income/(Expense):
  Interest income                                        4,840              --              --              --
  Interest expense                                     (27,319)        (95,514)        (11,762)        (27,198)
  Loss on sale of assets                                    --         (38,747)             --              --
  Deferred loan expense                                 (3,333)         (7,500)             --          (2,500)
  Other income                                              --             500              --             500
                                                  ------------    ------------    ------------    ------------
      Total Other Expense                              (25,812)       (141,261)        (11,762)        (29,198)
                                                  ------------    ------------    ------------    ------------
Net Loss                                          $ (1,007,552)   $ (1,156,666)   $   (428,845)   $   (383,529)
                                                  ============    ============    ============    ============
Basic Loss per Share (Note 2)                     $      (0.01)   $      (0.03)   $      (0.01)   $      (0.01)
                                                  ============    ============    ============    ============
Weighted Average Shares Outstanding                 69,361,441      39,463,956      70,545,944      40,912,298
                                                  ============    ============    ============    ============

        See accompanying notes to the consolidated financial statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                                    Common Stock             Additional                       Total
                                            ----------------------------       Paid-in     Accumulated     Stockholders'
                                               Shares         Par Value        Capital        Deficit        Deficit
                                            ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2001                  67,836,909    $     67,837    $  8,803,599   $ (9,049,167)   $   (177,731)

Stock issued for services                      2,284,221           2,285         301,947                        304,232
Stock issued for salaries                      8,156,383           8,156         453,684                        461,840
Net loss                                                                                     (1,007,552)     (1,007,552)
                                            ------------    ------------    ------------   ------------    ------------
Balance at September 30, 2002 (Unaudited)     78,277,513    $     78,278    $  9,559,230   $(10,056,719)   $   (419,211)
                                            ============    ============    ============   ============    ============

        See accompanying notes to the consolidated financial statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
                                                              (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net Loss                                                $(428,845)   $(383,529)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                             2,494        2,495
    Amortization                                               511          939
    Stock issued for services                               95,571      161,345
    Stock issued for salaries                              400,002      472,365
    Stock issued for litigation settlement                      --       58,000

 Changes in Assets and Liabilities:
    Deferred loan expense                                       --        2,500
    Accounts payable                                        25,464       20,028
    Accrued salaries                                      (156,250)    (356,250)
    Accrued interest                                         5,553           --
    Accrued payroll taxes and other                             --      (38,676)
                                                         ---------    ---------
    NET CASH USED IN OPERATING ACTIVITIES                  (55,500)     (60,783)
                                                         ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                50,900       45,700
                                                         ---------    ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               50,900       45,700
                                                         ---------    ---------

Net change in cash and cash equivalents                     (4,600)     (15,083)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            14,820       16,296
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  10,220    $   1,213
                                                         =========    =========
SUPPLEMENTAL INFORMATION:
   Interest paid                                         $   6,209    $  12,150
                                                         =========    =========
   Income taxes paid                                     $      --    $      --
                                                         =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock issued for salaries/services                      495,573      691,710
                                                         =========    =========

        See accompanying notes to the consolidated financial statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
                                                             (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 Cash flows from operating activities:
 Net Loss                                            $(1,007,552)   $(1,156,666)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                           7,483          9,147
    Amortization                                           1,534          2,817
    Stock issued for services                            304,232        417,614
    Stock issued for salaries                            461,840        531,370
    Stock issued for litigation settlement                    --         87,000
    Loss on sale of fixed assets                              --         38,747

 Changes in Assets and Liabilities:
    Deferred loan expense                                  3,333          7,500
    Accounts payable                                      26,497         11,413
    Accrued salaries                                      31,250       (168,750)
    Accrued interest                                       4,115             --
    Accrued payroll taxes and other                           --           (955)
                                                     -----------    -----------
    NET CASH USED IN OPERATING ACTIVITIES               (167,268)      (220,763)
                                                     -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                     --           (532)
    Sale of property and equipment                            --         22,000
                                                     -----------    -----------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                 --         21,468
                                                     -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                             385,900        185,790
    Repayment of note payable                           (230,000)            --
    Cash received from exercise of options                    --         13,523
                                                     -----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            155,900        199,313
                                                     -----------    -----------

Net change in cash and cash equivalents                  (11,368)            18

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          21,588          1,195
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    10,220    $     1,213
                                                     ===========    ===========
SUPPLEMENTAL INFORMATION:
   Interest paid                                     $    23,204    $    36,450
                                                     ===========    ===========
   Income taxes paid                                 $        --    $        --
                                                     ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock issued for salaries/services                    766,072      1,035,984
                                                     ===========    ===========

        See accompanying notes to the consolidated financial statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations, changes in stockholders' deficit, and cash flows for the nine months ended September 30, 2002 and 2001. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

2. LOSS PER SHARE:

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2002, the Company had 16,163,499 shares of dilutive securities, diluted earnings per share are not presented, as their affect is antidilutive.

3. NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments.

For the nine months ended September 30, 2002, these non-cash activities are as follows:

10,440,604 shares of common stock were issued for services and salaries, which were valued at $766,072.

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

The above condition indicates that the Company may be unable to continue in existence. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

QUARTER ENDING SEPTEMBER 30, 2002

     OPERATIONS. For the quarter ending September 30, 2002 Registrant experienced a net loss of $428,845, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $417,083 and interest expense of $11,762. 89.0% of Registrant's third quarter 2002 corporate expenses consisted of salaries and wages of $243,470 (58.4%), professional expenses of $116,056 (27.8%) and shareholder services and media promotion of $11,500 (2.8%). In comparison, during third quarter 2001 93.9% of Registrant's corporate expense of $354,331 consisted of salaries and wages of $117,729 (33.2%), professional expenses of $142,935 (40.3%) and shareholder services and media promotion of $72,193 (20.4%). The increase in salaries and wages in 2002 over 2001 occurred as a result of $125,000 of management bonuses in August 2002. The decrease in professional expenses in 2002 over 2001 occurred as a result of decreased FDA and legal expenses in 2002. The decrease in shareholder services and media promotion in 2002 over 2001 resulted from having two public relations and media relations firms in 2001, instead of one in 2002. Over 90% of the corporate expenses in 2002, including accrued officers salaries, were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the last quarter of 2002 and 2003, unless Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses throughout the remainder of 2002 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $20,000 per month. As Registrant continues its foreign marketing efforts, its promotional expenses will likely increase.

     In October 2000 Registrant executed a one-year option agreement and in October 2001 a six-month extension with Ciba Vision which permitted Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. On May 30, 2002 Ciba Vision advised Registrant that it would not be acquiring the distribution rights to Registrant's products.

     Registrant has commenced discussions with other medical companies for the distribution rights to the PNT product. Registrant is hopeful a license agreement will yet be executed with a distribution company in 2002; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

     In October 2002 Registrant successfully demonstrated the benefits of its PNT product in Kenya and since then Registrant has been attempting to negotiate the sale of the product to the Kenyan government.

     Liquidity and Capital Resources. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during the third quarter of 2002. During the third quarter of 2002 Registrant was required to borrow a total of $50,900 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2002 and 2003; however, there is no assurance Registrant will be able to obtain any financing in the future.

     On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

     At September 30, 2002 Registrant had received loans of $279,950 from G. Richard Smith, Registrant's Chairman, $49,450 from Gary R. Smith, Registrant's President, and $56,500 from Dr. John LiVecchi, a Director of Registrant. These loans accrue annual interest at the rate of 15% and are secured by the assets of Registrant. These Directors were also owed accrued salaries of $150,000, $150,000 and 75,000, respectively, at September 3, 2002. On September 3, 2002 Registrant's accrued salaries to G. Richard Smith, Gary R. Smith and Dr. LiVecchi was paid by Registrant issuing 3,000,000, 3,000,000, and 1,500,000 restricted shares, respectively.

NINE MONTHS ENDING SEPTEMBER 30, 2002

     OPERATIONS. For the nine months ending September 30, 2002 Registrant experienced a net loss of $1,007,552 which was comprised primarily of its general and administrative expenses incurred at the corporate level of $981,740 and net interest expense of $25,812. 87.0% of Registrant's 2002 nine month corporate expenses consisted of salaries and wages of $505,337 (51.5%), professional expenses of $315,953 (32.2%) and shareholder services and media promotion of $32,000 (3.3%). In comparison, during the first nine months of 2001 87.1% of Registrant's corporate expense of $1,015,405 consisted of salaries and wages of $386,212 (38.0%), professional expenses of $320,569 (31.6%) and shareholder services and media promotion of $177,385 (17.5%). The increase in salaries and wages for 2002 over 2001 occurred as a result of $125,000 of management bonuses in 2002. The slight decrease in professional expenses in 2002 over 2001 occurred as a result of the decreased FDA and legal expenses in 2002. The decrease in shareholder services and media promotion in 2002 over 2001 resulted from larger shareholder relations and foreign marketing expenses in 2001. Over 75% of the corporate expenses in 2002, including accrued officers salaries, were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the last quarter of 2002 and 2003, unless Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2002 to remain at a high level as a result of its continuing costs for its FDA application presently estimated at $20,000 per month. As Registrant continues its foreign marketing efforts, its promotional expenses will likely increase.

ITEM 3. CONTROLS AND PROCEDURES

     Registrant's principal executive officer, G. Richard Smith, and principal financial officer, Gary R. Smith, after reviewing and evaluating Registrant's disclosure controls and procedures within 90 days prior to the filing of this quarterly report have concluded that Registrant's disclosure controls and procedures contained no significant deficiencies or material weaknesses. There have been no significant changes in Registrant's internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     In August 2002 Registrant issued 50,000 restricted shares of its common stock to a public relations firm in consideration of $5,000 of promotion services. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, since the transaction did not involve any offering to the public and the securities were issued to an investor who did not need the protection of securities laws.

     On September 3, 2002 Registrant issued 3,000,000 restricted shares of its common stock to each of G. Richard Smith, Registrant's Chairman, and Gary R. Smith, Registrant's President, in consideration of $150,000 each of accrued salary and 1,500,000 restricted shares to Dr. John LiVecchi in consideration of $75,000 of accrued salary. This transaction was exempt from registration under
Section 4(2) of the Securities Act of 1933, since the transaction did not involve any offering to the public and the securities were issued to investors who did not need the protection of the securities laws.

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


                                   CORONADO INDUSTRIES, INC.



Date: November 13, 2001            By:  /s/ G. Richard Smith
                                        ----------------------------------------
                                        G. Richard Smith, Chairman
                                        (Chief Executive Officer)


                                        /s/ Gary R. Smith
                                        ----------------------------------------
                                        Gary R. Smith,
                                        Treasurer (Chief Financial and
                                        Accounting Officer)

                 Certificate of the Principal Executive Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, G. Richard Smith, Chairman of the Board of Directors and Chief Executive Officer of Coronado Industries, Inc. (the "Company"), hereby certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 13th day of November, 2002.


/s/ G. Richard Smith
-------------------------------------
G. Richard Smith
Chairman and Chief Executive Officer

                 Certificate of the Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, G. Richard Smith, Treasurer and Chief Financial Officer of Coronado Industries, Inc. (the "Company"), hereby certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 13th day of November, 2002.


/s/ Gary R. Smith
-------------------------------------
Gary R. Smith
Treasurer and Chief Financial Officer

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, G. Richard Smith, Chairman of the Board of Directors and Chief Executive Officer of Coronado Industries, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 13th day of November, 2002.


/s/ G. Richard Smith
-------------------------------------
G. Richard Smith
Chairman of the Board of Directors
and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Gary R. Smith, Treasurer and Chief Financial Officer of Coronado Industries, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 13th day of November, 2002.


/s/ Gary R. Smith
-------------------------------------
Gary R. Smith
Treasurer and Chief Financial Officer