Form 10KSB
period 2002-12-31
CORONADO INDUSTRIES INC
filed 2003-04-15
CIK 859365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended -- December 31, 2002

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specific date within the past 60 days. $1,815,587 as of March 24, 2003

State the number of shares outstanding of issuer's common equity, as of the latest practicable date. 142,615,314 as of March 24, 2003

================================================================================

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                                                            Page
                                                                            ----
PART I
        Item 1.  Business Development.....................................    2

        Item 2.  Description of Property..................................    9

        Item 3.  Legal Proceedings........................................    9

        Item 4.  Submission of Matters to a Vote of Security Holders......    9

PART II
        Item 5.  Market for Registrant's Common Equity and Related
                  Stockholders Matters....................................   10

        Item 6.  Management's Discussion and Analysis or Plan of
                  Operation...............................................   12

        Item 7.  Financial Statements.....................................   13

        Item 8.  Changes In and Disagreement with Accountants on
                  Accounting and Financial disclosure.....................   13

PART III
        Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons' Compliance with Section 16(a) of the
                  Exchange Act............................................   14

        Item 10. Executive Compensation...................................   15

        Item 11. Security Ownership of Certain Beneficial Owners
                  and Management..........................................   18

        Item 12. Certain Relationships and Related Transactions...........   19

        Item 13. Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K.............................................   19

        Item 14. Controls and Procedures .................................   19

SIGNATURES................................................................   20

SUPPLEMENTAL INFORMATION AND EXHIBITS.....................................   25

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

ITEM 1(B). BUSINESS OF ISSUER

OVERVIEW

     The Registrant is a holding company and all business operations are conducted through its three wholly-owned subsidiaries. The Registrant, through its Ophthalmic International, Inc. subsidiary, manufactures and markets a fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma. American Glaucoma, Inc. ("AGI"), another Registrant subsidiary, operated a glaucoma treatment center in Scottsdale, Arizona from September 1997 to March 1999. OI, an Arizona limited liability company, holds the Registrant's patent.

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

     In October 2000 Registrant executed a one-year option agreement and in October 2001 a six-month extension with Ciba Vision which permitted Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. On May 30, 2002 Ciba Vision advised Registrant that it would not be acquiring the distribution rights to Registrant's products. Registrant has commenced discussions with other medical companies for the distribution rights to the PNT product. Registrant is hopeful a license agreement will be executed with a distribution company in 2003; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

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

PATENT

     On February 11, 1997 the U.S. Patents and Trademarks Office issued a patent to Ophthalmic International, L.L.C., Patent Number 5,601,548, for the process, equipment and the procedure. The Registrant believes, without assurance, that this patent provides the Registrant with a substantial competitive advantage over current and future glaucoma treatment competitors. The Registrant is not aware of any other patent being granted for glaucoma treatment. The granting of a patent to the Registrant does not assure that the FDA will ever approve the commercial distribution of the Registrant's PNT product in the U.S.

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

EMPLOYEES

     In addition to its two officers and Dr. LiVecchi, its Medical Director, during 2003 the Registrant will engage three persons as full-time consultants at the corporate headquarters and an administrative employee. The Registrant anticipates hiring additional administrative and marketing personnel upon commencement of product sales.

ITEM 2. DESCRIPTION OF PROPERTY.

     During calendar year 2002, the  Registrant's  offices were located at 16929
E. Enterprise Drive, Suite 202, Fountain Hills, AZ 85268, where Registrant is currently leasing approximately 1,600 square feet of space from a third party landlord. Registrant is paying approximately $1,000 per month, including utilities, in rent for this space on a five-year lease. In June 1998, the Registrant entered into a month-to-month lease for 1,800 square feet of space adjacent to its original space in Fountain Hills, Arizona, for approximately $1,400 per month rent, including utilities. This combined space will be adequate for the Registrant's needs throughout its initial manufacturing stages, when commenced.

ITEM 3. LEGAL PROCEEDINGS.

     No legal proceedings are currently pending against or by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During calendar year 2002 no matters were submitted to a vote of the Registrant's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION The principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 2002 and 2001, by fiscal quarter, and through March 25, 2003.

                                                    Low              High
                                                    ---              ----
         January 1, 2002 - March 31, 2002          $0.15             $0.32
         April 1, 2002 - June 30, 2002             $0.08             $0.51
         July 1, 2002 - September 30, 2002         $0.06             $0.11
         October 1, 2002 - December 31, 2002       $0.01             $0.07

         January 1, 2001 - March 31, 2001          $0.171            $0.201
         April 1, 2001 - June 30, 2001             $0.19             $0.39
         July 1, 2001 - September 30, 2001         $0.095            $0.33
         October 1, 2001 - December 31, 2001       $0.17             $0.50

         January 1, 2003 - March 25, 2003          $.008             $0.04

     Registrant's common stock is also traded on the Frankfurt and Hamburg, Germany exchanges. Registrant will attempt to have its common stock listed for trading on the NASDAQ National Market System or the NASDAQ Small Cap System at such time as its stock price becomes stabilized at the appropriate price - $5.00 and $4.00 per share, respectively.

     RECENT SALES OF RESTRICTED SECURITIES. In September 2002, the Registrant issued a total of 4,500,000 shares to its three Directors in conversion of $375,000 of accrued salaries and other obligations. Registrant believes these transactions were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933. All other securities sold by Registrant were registered on Form S-8 or were reported previously in a quarterly filing by Registrant.

     HOLDERS. The Registrant has approximately 712 stockholders of record, including nominee firms for securities dealers.

     DIVIDENDS. The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

COMMON STOCK

     During 2002 the authorized capital stock of the Registrant consists of 100,000,000 shares of common stock, par value $0.001 per share. In January 2003, Registrant's Articles of Incorporation were amended to increase the Registrant's authorized capital stock to 400,000,000 shares of common stock, par value $0.001 per share. As of March 24, 2003, there were 142,615,314 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Registrant. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Registrant's assets upon liquidation or dissolution.

     In the event of liquidation or dissolution of the Registrant, all assets available for distribution after satisfaction of all debts and other liabilities and after payment or provision for any liquidation preference on any issued Preferred Stock are distributable among the holders of the common stock.

     The transfer agent for the Registrant's common stock is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

These policies include, but are not limited to, the carrying value of the inventory and fixed assets; the periodic expensing of the costs relating to the FDA licensing activity; and the valuation of common stock and other equities related to compensation and other services.

YEAR ENDING DECEMBER 31, 2002

OPERATIONS. For the year ending December 31, 2002 Registrant experienced a net loss of $1,481,121, which was comprised primarily of its general and administrative expenses incurred of $1,435,471 and interest expense of $43,157. The Registrant had a net loss from operations of $1,435,471 for the year ending December 31, 2002. 84.9% of Registrant's 2002 corporate expenses consisted of salaries and wages of $601,868 (41.9%), stock bonus compensation of $150,000 (10.4%), professional expenses of $432,836 (30.2%) and shareholder services and media promotion of $33,700 (2.3%). In comparison, during the 2001 fiscal year 91.0% of Registrant's corporate expense of $1,625,447 consisted of salaries and wages of $703,108 (43.3%), stock bonus compensation of $181,966 (11.2%), professional expenses of $391,322 (21.1%), and shareholder services and media promotion of $200,815 (12.4%). The decrease in salaries and wages for 2002 over 2001 occurred primarily as a result of using less consultants in 2002. The decrease in stock option compensation for 2002 over 2001 resulted from less rewards for management granted for performance in 2002. The increase in professional expenses in 2002 over 2001 occurred as a result of more FDA expenses in the first half of 2002. The decrease in shareholder services and media promotion in 2002 over 2001 resulted from little shareholder relation expenses being incurred in the second half of 2002. Approximately 90% of Registrant's corporate expenses were paid with Registrant's common stock in order to conserve Registrant's cash resources. Registrant expects its management salaries to be stable in 2003 until Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap markets. Registrant may compensate its management and employees with stock options and stock bonuses in 2003 when significant events occur. Registrant expects its professional expenses in 2003 to decrease as a result of no longer using one consultant on a full time basis. As Registrant continues its foreign marketing efforts in 2003, its promotional expenses will likely increase.

LIQUIDITY AND CAPITAL RESOURCES. Because of Registrant's current inventory levels, on a short-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, unless a substantial order is placed. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,500,000 per year, the Registrant suffered from a liquidity shortage during 2002. Through February 19, 2003 Registrant was required to borrow a total of $357,400 from its three Directors, which were repaid with restricted common stock in February 2003. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2003; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Registrant as of March 25, 2003 were as follows:

           Name and Address                               Position
           ----------------                               --------
      G. Richard Smith                        Director, Chairman and Secretary
      16929 E. Enterprise Drive Suite 202
      Fountain Hills, AZ 85268

      Gary R. Smith                           Director, President and Treasurer
      16929 E. Enterprise Drive Suite 202
      Fountain Hills, AZ 85268

      John T. LiVecchi                        Director
      16929 E. Enterprise Drive Suite 202
      Fountain Hills, AZ 85268

      Mark A. Smith                           Director
      16929 E. Enterprise Drive Suite 202
      Fountain Hills, AZ 85268

     The Registrant presently has one vacancy on its Board of Directors. Richard and Gary Smith are brothers. Mark Smith is the son of Gary Smith.

     G. Richard Smith, age 54, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 G. Richard Smith was co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

     Gary R. Smith, age 58, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 Gary R. Smith was co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

     John T. LiVecchi, age 54, has been a Director of the Registrant since December 16, 1996. From July, 1995 to November 5, 1996 Dr. LiVecchi was a member of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. Dr. LiVecchi had no relationship to American Glaucoma. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to March 1, 2003, Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. In March, 2003 Dr. LiVecchi commenced private medical practice in the field of opthalmology in Ft. Myers, Florida. Dr.
LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan, Florida, and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant's other Directors.

     Mark A. Smith, age 32, was appointed to Registrant's Board of Directors on February 13, 2003. Since 1994 Mr. Smith has been a mathematics teacher at Fountain Hills Middle School in Fountain Hills, Arizona. He was selected as the Fountain Hills School District Teacher of the Year in 2001. Mr. Smith received his Bachelor of Science Degree in Mathematics in 1993 and his Master of Arts Degree in Secondary Education and Education Technology in 2003 from Northern Arizona University.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the salaries of the Registrant's two officers for the fiscal year ending December 31, 2002.

                                                                               Long Term Compensation
                                     Annual Compensation               ---------------------------------------
                           -----------------------------------------                  Securities      Awards        Payouts
Name and                                                 Other         Restricted     Underlying    ----------   ---------------
Principal                                                Annual          Stock         Options/       LTIP         All Other
Position            Year   Salary($)     Bonus($)    Compensation($)    Awards($)       SARS(#)     Payouts($)   Compensation($)
--------            ----   ---------     --------    ---------------   ----------       -------     ----------   ---------------
G. Richard Smith,   2002   $100,000(1)   $ 80,000(2)     $      0                    30,000,000(3)      --             --
Chairman            2001   $ 80,000(4)   $101,198(5)     $      0          --         1,054,500(6)      --             --
                    2000   $      0(7)   $ 99,000(8)     $      0          --         2,933,333(9)      --             --
                    1999   $      0(7)         --        $      0          --           500,000(10)     --             --
                    1998   $      0            --        $125,000(11)      --           400,000(12)     --             --

Gary R. Smith,      2002   $100,000(1)   $ 80,000(2)     $      0                    30,000,000(3)      --             --
President           2001   $ 80,000(4)   $ 81,859(5)     $      0          --         1,054,500(6)      --             --
                    2000   $      0(7)   $ 99,000(8)     $      0          --         2,933,333(9)      --             --
                    1999   $      0(7)         --        $      0          --           500,000(10)     --             --
                    1998   $      0            --        $125,000(11)      --           400,000(12)     --             --

----------
(1) $150,000 of annual salary was accrued for each G. Richard Smith and Gary R. Smith during 2002, with $100,000 of salary paid in 2,000,000 shares of restricted common stock in September 2002.
(2) A $50,000 bonus was paid to each of G. Richard Smith and Gary R. Smith in 1,000,000 restricted common stock shares in September 2002 and a $30,000 bonus was paid to each of G. Richard Smith and Gary R. Smith in December 2002, in 1,000,000 shares of restricted common stock.
(3) All of these options were awarded in January 2003. 25,000,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.01 per share. 5,000,000 of these options have a five-year term, may not be exercised until January 2004 and have an exercise price of $.02 per share.
(4) $70,000 of annual salary was accrued for G. Richard Smith and Gary R. Smith during 2001, with $80,000 of salary paid in restricted common in August 2001.
(5) As a result of an adjustment in the market valuation of the stock issued in August 2001 for the payment of loans and accrued salaries, G. Richard Smith received a stock bonus of $101,198 and Gary R. Smith received a stock bonus of $81,859.
(6) All of these options were awarded in December 2001. 600,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.10 per share. 454,500 of these options have a five-year term, may not be exercised until December 2002 and have an exercise price of $.22 per share.
(7) An annual salary of $150,000 was accrued but not paid to G. Richard Smith and Gary R. Smith during 1999 and 2000, but paid in restricted common stock in August 2001.
(8) This bonus was paid in common stock upon issuance of 500,000 shares in January 2001.
(9) All of these options were awarded in January 2001. 2,600,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.135 per share. 333,333 of these options have a five-year term, may not be exercised until January 2002 and have an exercise price of $.30 per share.
(10) These options were awarded in November 1999, have a five-year term, may not be exercised until November 2000 and have an exercised price of $.20 per share.
(11) $100,000 of accrued salary for 1998 and $20,000 of salary accrued from 1997 was paid to each G. Richard Smith and Gary R. Smith in the form of restricted common stock at the rate of $.03 per share on December 21, 1998, which was the same rate offered to all employees for accrued salaries. G. Richard Smith and Gary R. Smith also received $5,000 cash as interest on their accrued salaries in October 1996.
(12) These options were awarded in December 1998, have a ten-year term and an exercise price of $.05 per share.

     The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the fiscal year to the Copmany's chief executive officer and each other executive officer.

                       Number of        % of Total
                      Securities       Options/SARs
                      Underlying        Granted to
                     Options/SARs      Employees in      Exercise or Base     Expiration
     Name             Granted (#)       Fiscal Year        Price ($/Sh)          Date
     ----             -----------       -----------        ------------          ----
G. Richard Smith       5,000,000            3.8%               $.02         January 12, 2008
                      25,000,000           18.9%               $.01         January 12, 2013

Gary R. Smith          5,000,000            3.8%               $.02         January 12, 2008
                      25,000,000           18.9%               $.01         January 12, 2013

     The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2002 for the Company's chief executive officer and each other officer.

                                                             Number of Securities              Value of
                                                            Underlying Unexercised      Unexercised In-the-Money
                                                           Options/SARs at FY-End(#)    Options/SARs at FY-End($)
                    Shares Acquired                        -------------------------    -------------------------
Name                on Exercise (#)   Value Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                ---------------   ------------------   -------------------------    -------------------------
G. Richard Smith         --                  --               29,887,833/5,000,000               $0/0(1)

Gary R. Smith            --                  --               29,887,833/5,000,000               $0/0(1)

----------
(1) Based on a year-end price of $.01 per share, none of the officers' options were in the money.

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

     In January 2003 the Registrant's Board of Directors adopted the 2002 Management Stock Option Plan (the "2002 Management Option Plan") and on January 13, 2003 the Registrant granted options for a total of 90,000,000 shares of Registrant's common stock to be issued under the 2002 Management Option Plan. 75,000,000 of these options have a ten-year term (15,000,000 have a five-year term) and may be exercised at any time from the date of grant (except 15,000,000 may not be exercised until January 13, 2004) until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary. No options issued under the 2002 Management Option Plan have stock appreciation rights whereby the option may be exercised by redeeming the appreciated value of the option and without cash being paid by the optionee. The following individuals received options for the following number of shares at the indicated exercise price: G. Richard Smith, 25,000,000 shares at $.01 and 5,000,000 shares at $.02; Gary R. Smith, 25,000,000 shares at $.01 and 5,000,000 shares at $.02; and Dr. John T. LiVecchi, 25,000,000 shares at $.01 and 5,000,000 shares at $.02.

     In January 2003 the Registrant's Board of Directors adopted the 2002 Employee Stock Option Plan (the "2002 Employee Option Plan") and on January 13, 2003 the Registrant granted options for a total of 42,000,000 shares of Registrant's common stock to be issued under the 2002 Employee Option Plan at an exercise price of $.01. These options have a ten-year term and may be exercised at any time after January 13, 2003 until 3 months after termination, except if the optionee dies while employed the option may be exercised by the optionee's beneficiary.

     The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 24, 2003 there were 142,615,314 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by: (i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                    Name and Address            Amount and Nature of     Percent
Title of Class      Beneficial Owner            Beneficial Ownership    of Class
--------------      ----------------            --------------------    --------
Common Stock   Gary R. Smith                        32,544,580             22.8%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   G. Richard Smith                     41,060,125(2)          28.8%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   John T. LiVecchi                     23,320,934(3)          16.4%
               16929 E. Enterprise Drive Suite 202
               Fountain Hills, AZ 85268

Common Stock   Mark A. Smith                           300,000              0.2%
               16929 E. Enterprise Drive Suite 202
               Fountain hills, AZ 85268

Common Stock   Officers and Directors, as a         97,225,639(4)          68.2%
                  Group (4 People)

----------
(1) Does not include 64,887,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 47.0% of the Registrant's total outstanding shares. This number does not include 300,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director.
(2) Does not include 64,887,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 51.1% of the Registrant's total outstanding shares. This number does not include 300,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director.
(3) Does not include 49,387,833 shares of stock which may be purchased by Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Dr. LiVecchi purchased all of those shares, Dr. LiVecchi would own 25.7% of the Registrant's total outstanding shares.
(4) Does not include a total of 179,163,499 shares of stock which may be purchased by Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Messrs. Smith, Smith and LiVecchi purchased all of those shares, Registrant's management would collectively own 78.6% of the Registrant's total outstanding shares.

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

     From September 2001 through December 31, 2002 G. Richard Smith had loaned the Registrant $101,450; Gary R. Smith had loaned Registrant $66,950; and Dr. John T. LiVecchi had loaned Registrant $76,500. These loans accrued interest at 15% per annum. These loans plus interest were repaid in February 2003 with the issuance of 15,209,895 shares to G. Richard Smith, 10,786,109 shares to Gary R. Smith and 12,535,948 shares to Dr. John T. LiVecchi.

     In March 2002, G. Richard Smith loaned Registrant $230,000 to repay an outstanding promissory note to a third party. Mr. Smith's loan is outstanding at March 25, 2003 and is accruing interest at 15% per annum.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K.

     Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

         Exhibits   10.1   2002 Management Stock Option Plan

                    10.2   2002 Employee Stock Option Plan

                    10.3   Form of 2002 Management Stock Option Agreement

                    10.4   Form of 2002 Employee Stock Option Agreement

         Financial Statements -- F-1

ITEM 14. CONTROLS AND PROCEDURES

     The Registrant's principal executive officer, G. Richard Smith, and principal financial officer, Gary R. Smith, after reviewing and evaluating Registrant's disclosure controls and procedures within 90 days prior to the filing of this annual report have concluded that Registrant's disclosure controls and procedures contained no significant deficiencies or material weakness. There have been no significant changes in internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 7, 2003 by the undersigned, thereunto authorized.

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


/s/ G. Richard Smith        Chairman (Chief Executive       Dated: April 7, 2003
-------------------------   Officer), Secretary and
    G. Richard Smith        Director



/s/ Gary R. Smith           President, Treasurer            Dated: April 7, 2003
-------------------------   (Chief Accounting Officer),
    Gary R. Smith           Director



/s/ Mark A. Smith           Director                        Dated: April 7, 2003
-------------------------
    Mark A. Smith



-------------------------   Director                       Dated:
     John LiVecchi

                 Certificate of the Principal Executive Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, G. Richard Smith, Chairman of the Board of Directors and Chief Executive Officer of Coronado Industries, Inc. (the "Company"), hereby certify that:

     (1)  I have reviewed this annual report on Form 10-KSB of the Company;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 7th day of April, 2003.


/s/ G. Richard Smith
-------------------------------------
G. Richard Smith
Chairman and Chief Executive Officer

                 Certificate of the Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, G. Richard Smith, Treasurer and Chief Financial Officer of Coronado Industries, Inc. (the "Company"), hereby certify that:

     (1)  I have reviewed this annual report on Form 10-KSB of the Company;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 7th day of April, 2003


/s/ Gary R. Smith
-------------------------------------
Gary R. Smith
Treasurer and Chief Financial Officer

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, G. Richard Smith, Chairman of the Board of Directors and Chief Executive Officer of Coronado Industries, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 7th day of April, 2003.


/s/ G. Richard Smith
-------------------------------------
G. Richard Smith
Chairman of the Board of Directors
and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Gary R. Smith, Treasurer and Chief Financial Officer of Coronado Industries, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 7th day of April, 2003.


/s/ Gary R. Smith
-------------------------------------
Gary R. Smith
Treasurer and Chief Financial Officer

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Registrant's fiscal year ended December 31, 2002. The Registrant currently has not held its Annual Meeting of Stockholders.

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

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Coronado Industries, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Coronado Industries, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of its operations, changes in stockholders' equity (deficit), and it cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Certified Public Accountants

Phoenix, Arizona
March 25, 2003

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                             December 31,
                                                       ------------------------
                                                         2002          2001
                                                       ----------    ----------
Current Assets:
  Cash (Note 1)                                        $    2,239    $   21,588
                                                       ----------    ----------
      Total Current Assets                                  2,239        21,588
                                                       ----------    ----------

Property and equipment, net (Notes 1, 2 and 9)             14,231        24,209

Other Assets:
  Inventory (Notes 1 and 9)                                23,985        23,985
  Intangible assets, net (Notes 1 and 3)                       --        21,607
  Deferred loan expense                                        --         3,333
                                                       ----------    ----------
      Total Assets                                     $   40,455    $   94,722
                                                       ==========    ==========

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            December 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                     ------------    ------------
Current Liabilities:
  Notes payable to related parties - current portion (Note 4)        $    480,900    $         --
  Accounts payable                                                        155,609          38,403
  Accrued salaries                                                        125,000              --
  Accrued interest                                                         24,003           4,050
  Accrued taxes                                                            47,883              --
                                                                     ------------    ------------
      Total Current Liabilities                                           833,395          42,453

Long-Term Liabilities
  Note payable (Note 9)                                                        --         230,000
                                                                     ------------    ------------
      Total Liabilities                                                   833,395         272,453
                                                                     ------------    ------------
Commitments: (Note 7)                                                          --              --
Stockholders' Equity (Deficit): (Note 5)
  Preferred Stock - $.0001 par value; 3,000,000 shares
      authorized, none issued or outstanding                                   --              --
  Common Stock - $.001 par value; 100,000,000 shares authorized,
      81,236,063 and 67,836,909 shares outstanding at December 31,
      2002 and 2001, respectively                                          81,236          67,837
  Additional paid-in capital                                            9,656,112       8,803,599
  Accumulated deficit                                                 (10,530,288)     (9,049,167)
                                                                     ------------    ------------
      Total Stockholder's Equity (Deficit)                               (792,940)       (177,731)
                                                                     ------------    ------------
      Total Liabilities and Stockholder's Equity (Deficit)           $     40,455    $     94,722
                                                                     ============    ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                      2002             2001
                                                  ------------     ------------
Product Revenues                                  $         --     $         --

Cost of Product Revenues                                    --               --
                                                  ------------     ------------
Gross Profit                                                --               --
                                                  ------------     ------------

General and Administrative Expenses
  Salaries and wages                                   751,868          885,074
  Public relations                                      33,700          200,815
  Legal and professional fees                          252,732          108,928
  FDA expense                                          180,104          282,394
  Rent expense                                          28,132           27,000
  Miscellaneous expense                                188,935          121,236
                                                  ------------     ------------
      Total general and administrative expenses      1,435,471        1,625,447
                                                  ------------     ------------
Loss from Operations                                (1,435,471)      (1,625,447)
                                                  ------------     ------------
Other Income/(Expense):
  Interest income                                        4,840               --
  Interest expense                                     (43,157)        (106,393)
  Loss on sale of assets                                    --          (38,747)
  Deferred loan expense                                 (7,333)         (10,000)
  Other income                                              --              800
                                                  ------------     ------------
      Total Other Income (Expense)                     (45,650)        (154,340)
                                                  ------------     ------------
Net Loss                                          $ (1,481,121)    $ (1,779,787)
                                                  ============     ============
Basic Loss per Share (Note 1)                     $      (0.02)    $      (0.04)
                                                  ============     ============
Weighted Average Shares Outstanding                 71,730,602       46,173,592
                                                  ============     ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                 Common Stock              Additional      Retained      Stockholders'
                                          ----------------------------      Paid-in        Earnings         Equity
                                             Shares        Par Value        Capital        (Deficit)       (Deficit)
                                          ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000                38,115,096    $     38,115    $  6,133,665    $ (7,269,380)   $ (1,097,600)

Stock issued for services                    3,014,667           3,015         635,814              --         638,829
Stock issued for salaries                   18,250,183          18,250       1,309,137              --       1,327,387
Stock issued for related party debt          7,003,583           7,004         462,237              --         469,241
Stock issued for related party interest      1,353,380           1,353          89,323              --          90,676
Stock options issued for salaries                   --              --         160,000              --         160,000
Stock options exercised                        100,000             100          13,423              --          13,523
Net loss                                            --              --              --      (1,779,787)     (1,779,787)
                                          ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001                67,836,909          67,837       8,803,599      (9,049,167)       (177,731)

Stock issued for services                    2,284,221           2,284         301,947         304,231
Stock issued for salaries                   11,114,933          11,115         550,566         561,681
Net loss                                            --              --              --      (1,481,121)     (1,481,121)
                                          ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2002                81,236,063    $     81,236    $  9,656,112    $(10,530,288)   $   (792,940)
                                          ============    ============    ============    ============    ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                     For the Year Ended December 31,
                                                     -------------------------------
                                                          2002             2001
                                                      ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            $ (1,481,121)    $ (1,779,787)
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation                                           9,978           11,641
      Amortization                                          21,607            3,471
      Stock issued for services                            304,231          638,829
      Stock issued for salaries                            561,681        1,327,387
      Stock issued for related party interest                   --           90,676
      Stock options issued for salaries                         --          160,000
      Loss on sale of fixed assets                              --           38,747

  Changes in Assets and Liabilities:
      Deferred loan expense                                  3,333           10,000
      Accounts payable                                     117,206           10,640
      Accrued salaries                                     125,000         (616,250)
      Accrued interest                                      19,953               --
      Accrued  taxes and other                              47,883         (146,993)
                                                      ------------     ------------
      NET CASH USED IN OPERATING ACTIVITIES               (270,249)        (251,639)
                                                      ------------     ------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                     --             (532)
      Sale of property and equipment                            --           22,000
                                                      ------------     ------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                 --           21,468
                                                      ------------     ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                  --          237,041
      Proceeds from borrowings - related party             250,900               --
      Cash received from exercise of options                    --           13,523
                                                      ------------     ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            250,900          250,564
                                                      ------------     ------------

Net change in cash and cash equivalents                    (19,349)          20,393

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            21,588            1,195
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      2,239     $     21,588
                                                      ============     ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                          $         --     $     48,600
                                                      ============     ============
    Taxes                                             $         --     $         --
                                                      ============     ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the activity of Coronado Industries, Inc., together with its wholly-owned subsidiaries, Ophthalmic International, Inc., American Glaucoma, Inc. and Ophthalmic International, LLC. All significant intercompany accounts and transactions have been eliminated. All of the above subsidiaries were inactive for the years ended December 31, 2002 and 2001.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

INVENTORIES

Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

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

DEFERRED INCOME TAXES

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

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at December 31, 2002 and 2001 of 148,163,499 and 16,263,499, respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilutive (decreases the loss per share). In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 2002 and 2001 the diluted EPS calculation has been excluded from the financial statements.

INTANGIBLE ASSETS

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

ADVERTISING

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2002 and 2001 were $0 and $495 respectively.

REVENUE RECOGNITION

The Company recognizes revenues on the accrual basis, when the equipment is delivered.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and the related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards Nos. 123 and 148, Accounting for Stock-based Compensation when the exercise price equals or exceeds the market price on the date of grant.

                                                                       2002            2001
                                                                   ------------    ------------
Net loss:
  As reported                                                      $ (1,481,121)   $ (1,779,787)
    Add: Stock-based employee compensation expense included
        reported net income, net of related tax effects                      --              --
    Deduct:  Total stock based employee compensation expense
        determined under fair value based method for all awards,
        net of related tax effects                                   (3,810,000)       (203,625)
                                                                   ------------    ------------

  Pro forma net loss                                               $ (5,291,121)   $ (1,983,412)
                                                                   ============    ============
Loss per share:
  As reported                                                      $      (0.02)   $      (0.04)
  Pro forma                                                        $      (0.07)   $      (0.04)

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

At December 31, 2002 and 2001, property and equipment consists of the following:

                                                          2002          2001
                                                       ----------    ----------
Office furniture and equipment                         $   58,433    $   58,433
Machinery and equipment                                    10,563        10,563
Leasehold improvements                                         --            --
                                                       ----------    ----------
                                                           68,996        68,996
Less: accumulated depreciation                            (54,765)      (44,787)
                                                       ----------    ----------

Net property and equipment                             $   14,231    $   24,209
                                                       ==========    ==========

Depreciation expense was $9,978 and $11,641, for the years ended December 31, 2002 and 2001, respectively.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 3
                                INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Intangible assets consist of legal costs incurred to secure patents. The patents are being amortized ratably over their estimated useful lives.

At December 31, 2002 and 2001, intangible assets consists of the following:

                                                          2002          2001
                                                       ----------    ----------
Intangibles subject to amortization:
  Patents                                              $   30,684    $   30,684
  Less: accumulated amortization                          (30,684)       (9,077)
                                                       ----------    ----------

  Net Intangible assets                                $       --    $   21,607
                                                       ==========    ==========

Due to the Company's continued operating losses, the effective life was reduced to zero in the year ended December 31, 2002.

Amortization expense charged to operations for the years ended December 31, 2002 and 2001 was $21,607 and $3,471, respectively.

--------------------------------------------------------------------------------
                                     NOTE 4
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of December 31, 2002 and 2001, notes payable to related parties consist of the following:

                                                           2002         2001
                                                         ---------    ---------
15% per annum notes payable to stockholders, principal
  and interest payable on demand, through March, 2003    $ 480,900    $      --

Less: current portion                                     (480,900)          --
                                                         ---------    ---------

                                                         $      --    $      --
                                                         =========    =========

--------------------------------------------------------------------------------
                                     NOTE 5
                         STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

EMPLOYEE STOCK OPTIONS AND STOCK PLANS:

On January 13, 2003 the Board of Directors approved the 2002 Coronado Industries, Inc. Management Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 90,000,000 shares of common stock were reserved for issuance.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                         STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

Employee Stock Options and Stock Plans (Continued):

A summary of the activity of the Plan follows:

                                                       Number        Average
                                                     of Options   Exercise Price
                                                     ----------   --------------
Outstanding at December 31, 2001                             --     $       --

Granted                                              90,000,000           0.01
                                                     ----------     ----------

Outstanding at December 31, 2002                     90,000,000     $     0.01
                                                     ==========     ==========

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.01     90,000,000         9.43              $0.01         90,000,000         $0.01

On January 13, 2003 the Board of Directors approved the 2002 Coronado Industries, Inc. Employee Stock Option Plan, effective December 31, 2002. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 42,000,000 shares of common stock were reserved for issuance.

A summary of the activity of the Plan follows:

                                                       Number        Average
                                                     of Options   Exercise Price
                                                     ----------   --------------
Outstanding at December 31, 2001                             --     $       --

Granted                                              42,000,000           0.01
                                                     ----------     ----------

Outstanding at December 31, 2002                     42,000,000     $     0.01
                                                     ==========     ==========

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
--------------------------------------------------------------------------------

Employee Stock Options and Stock Plans (Continued):

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.01     42,000,000         10.00             $0.01         42,000,000         $0.01

On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,963,500 shares of common stock were reserved for issuance.

A summary of the activity of the Plan follows:

                                                       Number        Average
                                                     of Options   Exercise Price
                                                     ----------   --------------
Outstanding at December 31, 2000                             --     $       --

Granted                                               2,963,500           0.16
                                                     ----------     ----------

Outstanding at December 31, 2001                      2,963,500           0.16

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2002                      2,963,500     $     0.16
                                                     ==========     ==========

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.16     2,963,500          7.47              $0.16         62,963,500         $0.16

On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 750,000 shares of common stock were reserved for issuance.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
--------------------------------------------------------------------------------

Employee Stock Options and Stock Plans (Continued):

A summary of the activity of the Plan follows:

                                                                    Weighted
                                                       Number        Average
                                                     of Options   Exercise Price
                                                     ----------   --------------
Outstanding at December 31, 2000                             --     $       --

Granted                                                 750,000           0.20
                                                     ----------     ----------

Outstanding at December 31, 2001                        750,000           0.20

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2002                        750,000     $     0.20
                                                     ==========     ==========

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.20      750,000           9.00              $0.20           750,000          $0.20

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 6,000,000 shares of common stock were reserved for issuance.

A summary of the activity of the Plan follows:

                                                                    Weighted
                                                      Number         Average
                                                    of Options    Exercise Price
                                                    ----------    --------------
Outstanding at December 31, 2000                     6,000,000      $    0.135

Exercised                                                   --              --
                                                    ----------      ----------

Outstanding at December 31, 2001                     6,000,000           0.135

Exercised                                                   --              --
                                                    ----------      ----------

Outstanding at December 31, 2002                     6,000,000      $    0.135
                                                    ==========      ==========

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
--------------------------------------------------------------------------------

Employee Stock Options and Stock Plans (Continued):

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.135    6,000,000          8.00              $0.135        6,000,000         $0.135

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,599,999 shares of common stock were reserved for issuance.

A summary of the activity of the Plan follows:

                                                                    Weighted
                                                      Number         Average
                                                    of Options    Exercise Price
                                                    ----------    --------------
Outstanding at December 31, 2000                     2,599,999      $    0.211

Exercised                                                   --              --
                                                    ----------      ----------

Outstanding at December 31, 2001                     2,599,999           0.211

Exercised                                                   --              --
                                                    ----------      ----------

Outstanding at December 31, 2002                     2,599,999      $    0.211
                                                    ==========      ==========

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.211    2,599,999          6.21              $0.211         2,599,999         $0.211

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 625,000 shares of common stock were reserved for issuance.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
--------------------------------------------------------------------------------

Employee Stock Options and Stock Plans (Continued):

A summary of the activity of the Plan follows:

                                                       Number        Average
                                                     of Options   Exercise Price
                                                     ----------   --------------
Outstanding at December 31, 2000                        625,000     $    0.135

Exercised                                               100,000          0.135
                                                     ----------     ----------

Outstanding at December 31, 2001                        525,000          0.135

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2002                        525,000     $    0.135
                                                     ==========     ==========

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.135     525,000           8.00              $0.135         525,000           $0.135

On November 3, 1999, the Board of Directors approved the 1999 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of and consultants for the Company. Under the above Plan, 575,000 shares of common stock were reserved for issuance.

A summary of the activity of the Plan follows:

                                                                     Weighted
                                                       Number         Average
                                                     of Options   Exercise Price
                                                     ----------   --------------
Outstanding at December 31, 2000                        575,000     $     0.20

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2001                        575,000           0.20

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2002                        575,000     $     0.20
                                                     ==========     ==========

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
--------------------------------------------------------------------------------

Employee Stock Options and Stock Plans (Continued):

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.20       575,000          6.84              $0.20           575,000          $0.20

On November 3, 1999, the Board of Directors approved the 1999 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of and consultants for the Company. Under the above Plan, 1,400,000 shares of common stock were reserved for issuance.

A summary of the activity of the Plan follows:

                                                                    Weighted
                                                       Number        Average
                                                     of Options   Exercise Price
                                                     ----------   --------------
Outstanding at December 31, 2000                      1,400,000     $     0.20

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2001                      1,400,000           0.20

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2002                      1,400,000     $     0.20
                                                     ==========     ==========

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

          Options Outstanding                             Options Exercisable
----------------------------------------   ------------------------------------------------
                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.20     1,400,000          3.24              $0.20         1,400,000          $0.20

On December 21, 1998, the Board of Directors approved the 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,550,000 shares of common stock were reserved for issuance.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
--------------------------------------------------------------------------------

Employee Stock Options and Stock Plans (Continued):

A summary of the activity of the Plan follows:

                                                                    Weighted
                                                       Number        Average
                                                     of Options   Exercise Price
                                                     ----------   --------------
Outstanding at December 31, 2000                      1,350,000     $    0.075

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2001                      1,350,000          0.075

Exercised                                                    --             --
                                                     ----------     ----------

Outstanding at December 31, 2002                      1,350,000     $    0.075
                                                     ==========     ==========

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2002:

                        Weighted Average
                            Remaining      Weighted Average                Weighted Average
Exercise   Number of       Contractual         Exercise         No. of         Exercise
 Price       Shares      Life (In Years)        Price           Shares           Price
 -----       ------      ---------------        -----           ------           -----
 $0.075    1,350,000          5.84              $0.075         1,350,000         $0.075

Consistent with accounting for options utilizing the intrinsic value method, any options granted during 2002 and 2001, in which the exercise price was less than the fair market value of the Company's common stock on the date of grant, have been reflected in compensation expense for the respective year of grant. Some of the stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2002 and 2001. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended December 31, 2002 and 2001 would have been increased to the pro forma amounts presented below:

                                                                     2002            2001
                                                                 ------------    ------------
Net loss:
  As reported                                                    $ (1,481,121)   $ (1,779,787)
    Add: Stock-based employee compensation expense included
      reported net income, net of related tax effects                      --              --
    Deduct: Total stock based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                   (3,810,000)       (203,625)
                                                                 ------------    ------------

  Pro forma net loss                                             $ (5,291,121)   $ (1,983,412)
                                                                 ============    ============
Loss per share:
  As reported                                                    $      (0.02)   $      (0.04)
  Pro forma                                                      $      (0.07)   $      (0.04)

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
--------------------------------------------------------------------------------

Employee Stock Options and Stock Plans (Continued):

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five (5) to ten (10) years, risk-free interest rates of five percent (5%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended December 31, 2002 and 2001 approximated $.03 and $.14, respectively.

Common Stock and Common Stock Warrants:

100,000 common stock warrants valued at $2,830 were issued for financing fees in 1999, with an exercise price of $2.00 per share, exercisable through May 4, 2002. All 100,000 common stock warrants expired as of December 31, 2002.

--------------------------------------------------------------------------------
                                     NOTE 6
                                  INCOME TAXES
--------------------------------------------------------------------------------

As of December 31, 2002, the components of deferred income taxes are as follows:

     Long-term Deferred Tax Assets (Liabilities)
          Net operating loss carryforwards                    $  4,400,000
          Depreciation and amortization                             (4,000)
                                                              ------------
                                                                 4,396,000
     Less:  valuation allowance                                 (4,396,000)
                                                              ------------

     Net Long-term Deferred Tax Asset                         $         --
                                                              ============

The Company has provided a full valuation allowance on its deferred tax asset as of December 31, 2002. The valuation allowance increased by approximately $866,000 during the year ended December 31, 2002, due primarily to the increase in the operating loss.

As of December 31, 2002, the Company has net operating loss carryforwards available to offset future federal and state taxable income in the amounts of approximately $10,935,000 and $10,833,000 respectively, and expiring as follows:

                   Net Loss Carryforward                  Year of
                      Amount Available                   Expiration
                ---------------------------      ---------------------------
     Year         Federal         State            Federal         State
     ----       ------------   ------------      ------------   ------------
     1993       $     37,000   $         --          2008            --
     1994             65,000             --          2009            --
     1995             97,000         97,000          2010            --
     1996             31,000         31,000          2011            --
     1997            674,000        674,000          2012            --
     1998          1,449,000      1,449,000          2018           2003
     1999          1,201,000      1,201,000          2019           2004
     2000          3,581,000      3,581,000          2020           2005
     2001          2,400,000      2,400,000          2021           2006
     2002          1,400,000      1,400,000          2022           2007
                ============   ============

                $ 10,935,000   $ 10,833,000
                ============   ============

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7
                                   COMMITMENTS
--------------------------------------------------------------------------------

The Company leased office space in Fountain Hills, Arizona, under a non-cancellable operating lease agreement which expired in June, 2001. Subsequent to the expiration, the Company has continued to lease the space on a month-to-month basis. The rent is currently $2,500 per month. For the years ended December 31, 2002 and 2001, rent expense under the lease agreements was $28,000 and $27,000, respectively.

--------------------------------------------------------------------------------
                                     NOTE 8
                   NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

The Company recognized investing and financing activities that affected assets, liabilities, and equity, but did not result in cash receipts or payments.

For the year ended December 31, 2002, these non-cash activities are as follows:

     13,399,154 shares of common stock were issued for services and salaries, which were valued at $865,912.

     Refinancing of debt in the amount of $230,000.

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

--------------------------------------------------------------------------------
                                     NOTE 9
                                  NOTE PAYABLE
--------------------------------------------------------------------------------

At December 31, 2002 and 2001, note payable consists of the following:

                                                            2002         2001
                                                         ----------   ----------
Note payable to TLD Funding Group, with monthly
  interest payments of $4,050, with principal
  due on May 4, 2002, interest imputed at 18%
  per annum; secured by equipment and inventory          $       --   $  230,000

Less current portion                                             --           --
                                                         ----------   ----------

                                                         $       --   $  230,000
                                                         ==========   ==========

--------------------------------------------------------------------------------
                                     NOTE 10
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 10
                            GOING CONCERN (CONTINUED)
--------------------------------------------------------------------------------

The primary business of the Company is to manufacture and market a patented treatment device for Open Angle Glaucoma, and was to operate glaucoma treatment clinics where the patented treatment procedures are performed. The first of these clinics was opened in 1997, but was not profitable, and was closed March 2, 1999.

In addition, the Company has incurred net losses of $1,481,121 and $1,779,787 in 2002 and 2001, respectively. Unaudited information subsequent to December 31, 2002, indicates that the losses are continuing.

The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

--------------------------------------------------------------------------------
                                     NOTE 11
                      RECENTLY ADOPTED ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (hereinafter "SFAS No. 141"). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001 with no material impact on its financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. The Company adopted SFAS No. 142 on January 1, 2002 with no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 was issued to resolve certain implementation issues that had arisen under SFAS No.
121. Under SFAS No. 144, a single uniform accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The Company adopted SFAS No. 144, as required, on January 1, 2002 with no material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on May 15, 2002 for transactions occurring after such date with no material impact on its financial statements. The Company's management currently does not expect that the adoption of the remaining provisions of SFAS No. 145, as required, on January 1, 2003 will have a material impact on its financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (hereinafter "SFAS No.147"). SFAS No. 147 requires that acquisitions of financial institutions be accounted in accordance with SFAS Nos. 141 and 142, and puts any intangible asset there from under the guidance of SFAS No. 144. The Company adopted SFAS No. 147 in October 2002, with no impact on its financial statements.

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 11
                RECENTLY ADOPTED ACCOUNTING STANDARDS (CONTINUED)
--------------------------------------------------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation. The Company adopted the provisions of SFAS No. 145 as of December 31, 2002 with no material effect on its financial statements

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. The Company's management currently does not expect that the adoption of SFAS No. 143, as required, on January 1, 2003 will have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company's management currently does not expect that the adoption of SFAS No. 146, as required, on January 1, 2003 will have a material impact on its financial statements.

--------------------------------------------------------------------------------
                                     NOTE 12
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to the balance sheet date, the stockholders of the Company approved an amendment to the Articles of Incorporation increasing the authorized common stock to 400,000,000 shares.