Form 10QSB
period 2003-03-31
CORONADO INDUSTRIES INC
filed 2003-05-20
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended - March 31, 2003

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2003: 145,331,536

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                                                            Page
                                                                            ----
PART I
      Item 1  Financial Statements                                            1
      Item 2. Management's Discussion and Analysis or Plan of Operation       8
      Item 3. Controls and Procedures                                        10
PART II
      Item 1. Legal Proceedings                                              10
      Item 2. Changes in Securities                                          10
      Item 3. Defaults Upon Senior Securities                               N/A
      Item 4. Submission of Matter to a Vote of Security Holders            N/A
      Item 5. Other Matters                                                 N/A
      Item 6. Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                   11

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                     ASSETS

                                                    (Unaudited)
                                                     March 31,      December 31,
                                                       2003             2002
                                                    ------------    ------------
Current Assets:
     Cash                                           $     12,831    $      2,239
                                                    ------------    ------------
          Total Current Assets                            12,831           2,239
                                                    ------------    ------------

Property and equipment, net                               11,737          14,231

Other Assets:
     Inventory                                            13,985          23,985
                                                    ------------    ------------

          Total Assets                              $     38,553    $     40,455
                                                    ============    ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                   (Unaudited)
                                                                     March 31,     December 31,
                                                                       2003            2002
                                                                   ------------    ------------
Current Liabilities:
  Notes payable to related parties - current portion               $    326,000    $    480,900
  Accounts payable                                                      110,975         155,609
  Accrued salaries                                                       32,067         125,000
  Accrued interest                                                          367          24,003
  Accrued taxes                                                          50,752          47,883
                                                                   ------------    ------------
      Total Current Liabilities                                         520,161         833,395
                                                                   ------------    ------------

Commitments:                                                                 --              --
Stockholders' Deficit:
  Preferred Stock - $.0001 par value; 3,000,000 shares
      authorized, none issued or outstanding                                 --              --
  Common Stock - $.001 par value; 400,000,000 shares authorized,
      143,381,536 and 81,236,063 shares issued and outstanding,
      respectively                                                      143,381          81,236
  Additional paid-in capital                                         10,053,238       9,656,112
  Accumulated deficit                                               (10,678,227)    (10,530,288)
                                                                   ------------    ------------
      Total Stockholder's Deficit                                      (481,608)       (792,940)
                                                                   ------------    ------------
      Total Liabilities and Stockholder's Deficit                  $     38,553    $     40,455
                                                                   ============    ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                          (Unaudited)
                                                       Three Months Ended
                                                 ------------------------------
                                                   March 31,         March 31,
                                                     2003              2002
                                                 ------------      ------------
Product Revenues                                 $         --      $         --

Cost of Product Revenues                                   --                --
                                                 ------------      ------------
Gross Profit                                               --                --
                                                 ------------      ------------

General and Administrative Expenses
  Salaries and wages                                   65,480           131,180
  Public relations                                         --            11,500
  Legal and professional fees                          52,391            73,133
  FDA expense                                           8,800            54,680
  Rent expense                                          7,816             7,500
  Miscellaneous expense                                 6,563            35,360
                                                 ------------      ------------
                                                      141,050           313,353
                                                 ------------      ------------

Loss from Operations                                 (141,050)         (313,353)
                                                 ------------      ------------

Other Income/(Expense):
  Interest income                                          --             4,840
  Interest expense                                     (6,889)           (7,347)
  Loss on sale of assets                                   --                --
  Deferred loan expense                                    --            (2,500)
  Other income                                             --                --
                                                 ------------      ------------
      Total Other Income (Expense)                     (6,889)           (5,007)
                                                 ------------      ------------
Net Loss                                         $   (147,939)     $   (318,360)
                                                 ============      ============
Basic Loss per Share (Note 2)                    $      (0.00)     $      (0.00)
                                                 ============      ============
Weighted Average Shares Outstanding                82,932,919        68,451,089
                                                 ============      ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) AND 2002

                                      COMMON STOCK            ADDITIONAL      RETAINED     STOCKHOLDERS'
                               ---------------------------     PAID-IN        EARNINGS        EQUITY
                                  SHARES       PAR VALUE       CAPITAL        (DEFICIT)      (DEFICIT)
                               ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2002     81,236,063   $     81,236   $  9,656,112   $(10,530,288)   $   (792,940)

Stock issued for services         1,774,463          1,774         31,500             --          33,274
Stock issued for salaries,
  debt and interest              60,371,010         60,371        365,626             --         425,997
Net loss                                 --             --             --       (147,939)       (147,939)
                               ------------   ------------   ------------   ------------    ------------

Balance at March 31, 2003       143,381,536   $    143,381   $ 10,053,238   $(10,678,227)   $   (481,608)
                               ============   ============   ============   ============    ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                 (Unaudited)
                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                             2003            2002
                                                         ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  Cash flows from operating activities:
  Net Loss                                               $   (147,939)   $   (318,360)
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation                                              2,494           2,494
      Amortization                                                 --             511
      Stock issued for salaries                                46,139         127,093
      Stock issued for services                                33,274          29,169
      Stock issued for interest                                24,525              --
  Changes in Assets and Liabilities:
      Inventory                                                10,000
      Deferred loan expense                                        --           2,500
      Accounts payable                                        (44,634)            414
      Accrued salaries                                             --          93,750
      Accrued taxes                                             2,869
      Accrued interest                                        (23,636)         (3,648)
                                                         ------------    ------------
      NET CASH USED IN OPERATING ACTIVITIES                   (96,908)        (66,077)
                                                         ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                107,500         285,000
      Repayment of notes payable                                   --        (230,000)
                                                         ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               107,500          55,000
                                                         ------------    ------------

Net change in cash and cash equivalents                        10,592         (11,077)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,239          21,588
                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     12,831    $     10,511
                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $         --    $         --
                                                         ============    ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                            CORONADO INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
                         SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations, changes in stockholders' deficit, and cash flows for the three months ended March 31, 2003. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

PRINCIPLES OF CONSOLIDATION

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

--------------------------------------------------------------------------------
                                     NOTE 2
                                 LOSS PER SHARE
--------------------------------------------------------------------------------

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2003, the Company had approximately 183,200,000 shares of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

--------------------------------------------------------------------------------
                                     NOTE 3
                   NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

The Company recognized investing and financing activities that affected assets, liabilities and equity, but did not result in cash receipts or payments.

For the three months ended March 31, 2003, these non-cash activities are as follows:

     62,145,473 shares of common stock were issued for services, debt and salaries, which were valued at $459,271.

                            CORONADO INDUSTRIES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

The above condition indicates that the Company may be unable to continue in existence. The consolidated financial statements do not include any adjustments, relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

--------------------------------------------------------------------------------
                                     NOTE 5
                                    OPTIONS
--------------------------------------------------------------------------------

During the quarter ended March 31, 2003, the Company issued an additional 35,000,000 options to Officers and Directors of the Company. The options are exercisable at $.011 per share for a period of ten years. The options were valued utilizing the Black-Scholes pricing model under similar assumptions as utilized in the year end financial statements and were determined to have a negligible value.

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

CRITICAL ACCOUNTING POLICIES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis section. A critical accounting policy is one which is both important to portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

These policies include, but are not limited to, the carrying value of the inventory and fixed assets; the periodic expensing of the costs relating to the FDA licensing activity; and the valuation of common stock and other equities related to compensation and other services.

QUARTER ENDING MARCH 31, 2003

OPERATIONS. For the quarter ending March 31, 2003 Registrant experienced a net loss of $147,939, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $141,050. 89.8% of Registrant's first quarter 2003 corporate expenses consisted of salaries and wages of $65,480 (46.4%), professional expenses of $61,191 (43.4%) and shareholder services and media promotion of $0 (0.0%). In comparison, during first quarter 2002 86.3% of Registrant's corporate expense of $313,353 consisted of salaries and wages of $131,180 (41.9%), professional expenses of $127,813
(40.8%) and shareholder services and media promotion of $11,500 (3.6%). The decrease in salaries and wages in 2003 from 2002 occurred as a result of management waiving approximately $87,500 of salary during the quarter. The decrease in professional expenses in 2003 from 2002 occurred as a result of decreased FDA expenses in 2003. The decrease in shareholder services and media promotion in 2003 from 2002 resulted from the lack of an agreement with any shareholder relations firm during the 2003 quarter. Approximately 50% of the corporate expenses in 2003 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the second half of 2003 until Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap market. Registrant expects its professional expenses in 2003 to remain at a low level as a result of its reducing costs for its FDA application. Registrant's shareholder expenses will dramatically increase when Registrant commences distribution of its product.

In October 2000 Registrant executed a one-year option agreement and in October 2001 a six-month extension with Ciba Vision which permitted Ciba Vision to obtain the exclusive worldwide license to the patents rights and technology for Registrant's PNT product. On May 30, 2002 Ciba Vision advised Registrant that it would not be acquiring the distribution rights to Registrant's products. Registrant has commenced discussions with other medical companies for the distribution rights to the PNT product. Registrant is hopeful a license agreement will be executed in the second half of 2003; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,500,000 in 2002, the Registrant suffered from a liquidity shortage during the first quarter of 2003. During the first quarter of 2003 Registrant was required to borrow a total of $107,500 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2003; however, there is no assurance Registrant will be able to obtain any financing in the future.

     On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

     At March 31, 2003 the Registrant had received loans of $305,000 from G. Richard Smith, Registrant's Chairman; $5,000 from Gary R. Smith, the Registrant's President; and $15,000 from Dr. John T. LiVecchi, a Director. These loans accrue interest at the rate of 15% per annum, except for a $300,000 loan from G. Richard Smith which bears interest at 16% per annum.

ITEM 3. CONTROLS AND PROCEDURES.

     The Registrant's principal executive officer, G. Richard Smith, and principal financial officer, Gary R. Smith, after reviewing and evaluating Registrant's disclosure controls and procedures within 90 days prior to the filing of this annual report have concluded that Registrant's disclosures and procedures contained no significant deficiencies or material weakness. There have been no significant changes in internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending for the Registrant at March 31, 2003.

ITEM 2. CHANGES IN SECURITIES.

     In February 2003 Registrant issued 57,731,150 shares of restricted to its three Directors in exchange for principal debt of $261,400, interest of $24,484 and bonuses of $99,183. These transactions were exempt from registration under
Section 4(2) of the Securities Act of 1933, since the transaction did not involve an offering to the public.

     All other securities issued by Registrant during the period were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         No filings on Form 8-K with the Commission were made by Registrant during the quarter ending March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.

Date: May 14, 2003                      By: /s/ G. Richard Smith
      ------------                          ------------------------------------
                                            G. Richard Smith, Chairman (Chief
                                            Executive Officer)

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

     (1)  I have reviewed this quarterly report on Form 10-QSB of the Company;

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

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 14th day of May, 2003.


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

     (1)  I have reviewed this quarterly report on Form 10-QSB of the Company;

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

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 14th day of May, 2003


/s/ Gary R. Smith
-------------------------------------
Gary R. Smith
Treasurer and Chief Financial Officer

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, G. Richard Smith, Chairman of the Board of Directors and Chief Executive Officer of Coronado Industries, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 14th day of May, 2003.


/s/ G. Richard Smith
-------------------------------------
G. Richard Smith
Chairman of the Board of Directors
and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Gary R. Smith, Treasurer and Chief Financial Officer of Coronado Industries, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 14th day of May, 2003.


/s/ Gary R. Smith
-------------------------------------
Gary R. Smith
Treasurer and Chief Financial Officer