Form 10QSB
period 2003-06-30
CORONADO INDUSTRIES INC
filed 2003-08-19
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended - June 30, 2003

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

                    Issuer's telephone number: (480) 837-6810

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2003: 152,630,159.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                                                            Page
                                                                            ----
PART I

      Item 1. Financial Statements                                            1

      Item 2. Management's Discussion and Analysis or Plan of Operation       9

      Item 3. Controls and Procedures                                        11

PART II

      Item 1. Legal Proceedings                                              12

      Item 2. Changes in Securities                                          12

      Item 3. Defaults Upon Senior Securities                               N/A

      Item 4. Submission of Matter to a Vote of Security Holders            N/A

      Item 5. Other Matters                                                 N/A

      Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                   13

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                     ASSETS

                                                 (Unaudited)
                                                   June 30,        December 31,
                                                     2003              2002
                                                 -----------       ------------
CURRENT ASSETS

   Cash & Cash Equivalents                       $     4,831       $      2,239
                                                 -----------       ------------

TOTAL CURRENT ASSETS                                   4,831              2,239

Property and Equipment-Net                            12,143             14,231

OTHER ASSETS

   Inventory                                          17,098             23,985
   Deferred Compensation                              43,750                 --
                                                 -----------       ------------


TOTAL ASSETS                                     $    77,822       $     40,455
                                                 ===========       ============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 (Unaudited)
                                                   June 30,        December 31,
                                                     2003              2002
                                                 ------------      ------------

CURRENT LIABILITIES
   Notes Payable to Related
      Parties                                    $    399,500      $    480,900
   Accounts Payable                                   109,016           155,609
   Accrued Salaries                                   125,817           125,000
   Accrued Interest                                     3,694            24,003
   Accrued Taxes                                       65,096            47,883
                                                 ------------      ------------
TOTAL CURRENT LIABILITIES                             703,123           833,395
                                                 ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.0001 par value;
   3,000,000 shares authorized, none
   issued or outstanding                                   --                --
Common Stock -  $0.001 par value;
   400,000,000 shares authorized,
   151,894,819 and 81,236,063 shares
   issued and outstanding, respectively               151,894            81,236
Additional Paid In Capital                         10,192,215         9,656,112
Accumulated Deficit                               (10,969,410)      (10,530,288)
                                                 ------------      ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (625,301)         (792,940)
                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                 $     77,822      $     40,455
                                                 ============      ============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               SIX AND THREE MONTHS ENDED, JUNE 30, 2003 AND 2002

                                               (Unaudited)                     (Unaudited)
                                         Six Months Ended June 30,      Three Months Ended June 30,
                                       ----------------------------    ----------------------------
                                           2003            2002            2003            2002
                                       ------------    ------------    ------------    ------------
REVENUE
   Product Revenue                     $         --    $         --    $         --    $         --

COST OF SALES
   Cost of Product Revenues                      --              --              --              --
                                       ------------    ------------    ------------    ------------
GROSS PROFIT (LOSS)                              --              --              --              --
                                       ------------    ------------    ------------    ------------
General & Administrative Expenses
   Salaries and wages                       217,120         261,867         151,640         130,687
   Public relations                          29,500          20,500          29,500           9,000
   Legal and professional fees               87,946          99,041          35,555          25,908
   FDA expense                               12,800         100,856           4,000          46,176
   Rent expense                              15,862          15,000           8,046           7,500
   Miscellaneous expense                     51,874          67,393          45,311          32,033
                                       ------------    ------------    ------------    ------------
                                            415,102         564,657         274,052         251,304
                                       ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS              (415,102)       (564,657)       (274,052)       (251,304)
                                       ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
   Interest Income                               --           4,840              --              --
   Interest Expense                         (24,020)        (15,557)        (17,131)         (8,210)
   Deferred loan expense                         --          (3,333)             --            (833)
                                       ------------    ------------    ------------    ------------
                                            (24,020)        (14,050)        (17,131)         (9,043)
                                       ------------    ------------    ------------    ------------

NET LOSS                               $   (439,122)   $   (578,707)   $   (291,183)   $   (260,347)
                                       ============    ============    ============    ============

BASIC LOSS PER SHARE                   $         --    $      (0.01)   $         --    $         --
                                       ============    ============    ============    ============
WEIGHTED AVERAGE
   SHARES OUTSTANDING                    99,329,898      68,759,373     144,284,712      69,064,269
                                       ============    ============    ============    ============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED, JUNE 30, 2002

                                        COMMON STOCK              ADDITIONAL      RETAINED     STOCKHOLDERS'
                                 ---------------------------       PAID-IN        EARNINGS        EQUITY
                                    SHARES        PAR VALUE        CAPITAL        (DEFICIT)      (DEFICIT)
                                 -----------     -----------     -----------    ------------   -------------
Balance at December 31, 2002      81,236,063     $    81,236     $ 9,656,112    $(10,530,288)  $    (792,940)

Stock Issued for Services          3,249,463           3,249          81,201              --          84,450

Stock Issued for Salaries,
   Debt and Interest              67,409,293          67,409         454,902              --         522,311

Net Loss                                  --              --              --        (439,122)       (439,122)
                                 -----------     -----------     -----------    ------------   -------------

Balance at June 30, 2003         151,894,819     $   151,894     $10,192,215    $(10,969,410)  $    (625,301)
                                 ===========     ===========     ===========    ============   =============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED, JUNE 30, 2003 AND 2002

                                                             (Unaudited)
                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2003            2002
                                                      ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                           $(439,122)      $(578,707)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
         Depreciation                                     4,988           4,989
         Amortization                                        --           1,023
         Stock issued for services                       84,450         208,661
         Stock issued for salaries, debt & interest     522,311          61,838

   Changes in Assets and Liabilities:
         Inventory                                        6,887              --
         Deferred loan expense                               --           3,333
         Deferred compensation                          (43,750)             --
         Accounts payable                               (46,593)          1,033
         Accrued salaries                                   817         187,500
         Accrued interest                               (20,309)         (1,438)
         Accrued taxes                                   17,213              --
                                                      ---------       ---------
NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES         86,892        (111,768)

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of Equipment                              (2,900)             --
                                                      ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                    (2,900)             --
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                             181,000         335,000
   Repayment of notes payable                          (262,400)       (230,000)
                                                      ---------       ---------
NET CASH  PROVIDED/(USED) BY FINANCING ACTIVITIES       (81,400)        105,000
                                                      ---------       ---------
Net change in cash and cash equivalents                   2,592          (6,768)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,239          21,588
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   4,831       $  14,820
                                                      =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                      $  12,200       $      --
                                                      =========       =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED, JUNE 30, 2003 AND 2002

                                                            (Unaudited)
                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       2003              2002
                                                    ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                         $(291,183)        $(260,347)
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
         Depreciation                                   2,494             2,495
         Amortization                                      --               512
         Stock issued for services                     51,176            81,568
         Stock issued for salaries                     96,314            32,669

   Changes in Assets and Liabilities:
         Deferred loan expense                             --               833
         Inventory                                     (3,113)               --
         Deferred compensation                        (43,750)               --
         Accounts payable                              (1,959)              619
         Accrued salaries                              93,750            93,750
         Accrued interest                               3,327             2,210
         Accrued taxes                                 14,344                --
                                                    ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                 (78,600)          (45,691)
                                                    ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of Equipment                            (2,900)               --
                                                    ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                  (2,900)               --
                                                    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                            73,500            50,000
                                                    ---------         ---------
NET CASH  PROVIDED BY FINANCING ACTIVITIES             73,500            50,000
                                                    ---------         ---------
Net change in cash and cash equivalents                (8,000)            4,309

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       12,831            10,511
                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4,831         $  14,820
                                                    =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                    $  12,200         $      --
                                                    =========         =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003 and the results of its operations, changes in stockholders' deficit, and cash flows for the six months ended June 30, 2003. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 2. LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2003, the Company had approximately 59,800,000 shares of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

                           CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


NOTE 3. NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recognized investing and financing activities that affected assets, liabilities and equity, but did not result in cash receipts or payments. For the six months ended June 30, 2003, these non-cash activities are as follows:
70,658,756 shares of common stock were issued for services, debt and salaries, which were valued at $606,761.

NOTE 4. GOING CONCERN

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

NOTE 5. OPTIONS

During the quarter ended June 30, 2003, the Company negotiated the termination of 123,400,000 qualified and non qualified options from the stock options granted under the 2002 Management Stock Option Plan and the 2002 Employee Stock Option Plan.

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

QUARTER ENDING JUNE 30, 2003

OPERATIONS. For the quarter ending June 30, 2003 Registrant experienced a net loss of $291,183, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $274,052. 80.5% of Registrant's second quarter 2003 corporate expenses consisted of salaries and wages of $151,640 (55.3%), professional expenses of $39,555 (14.4%) and shareholder services and media promotion of $29,500 (10.8%). In comparison, during second quarter 2002 84.3% of Registrant's corporate expense of $251,304 consisted of salaries and wages of $130,687 (52.0%), professional expenses of $72,084 (28.7%) and shareholder services and media promotion of $9,000 (3.6%). The increase in salaries and wages in 2003 over 2002 resulted from the hiring of a Director of Marketing and Product Development in the 2003 quarter. The decrease in professional expenses in 2003 from 2002 occurred as a result of lower FDA expenses in 2003. The increase in media promotion in 2003 from 2002 resulted from an agreement with a new media relations firm during the 2003 quarter. Registrant expects its management salaries to be stable in the second half of 2003. Registrant expects its professional expenses in 2003 to remain at a lower level until it submits another protocol to the FDA. Registrant's media relation expenses will dramatically increase when Registrant commences distribution of its product.

Registrant has started discussions with medical companies for the distribution rights to the PNT product. Registrant is hopeful an agreement will be executed with a company in the second half of 2003; however, at this time there is no assurance any definitive license agreement will ever be executed by Registrant.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,500,000 in 2002, the Registrant suffered from a liquidity shortage during the first half of 2003. During the second quarter of 2002 Registrant was required to borrow a total of $48,500 from its Directors and $25,000 from a third party. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2003; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

Through June 30, 2003 the Registrant received loans of $320,000 from G. Richard Smith, Registrant's Chairman; $21,000 from Gary R. Smith, the Registrant's President; and $28,500 from Dr. John T. LiVecchi, a Director. These loans accrue interest at the rate of 15% per annum, except for a $300,000 loan from G. Richard Smith which bears interest at 16% per annum.

SIX MONTHS ENDING JUNE 30, 2003

OPERATIONS. For the six months ending June 30, 2003 Registrant experienced a net loss of $439,122, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $415,102. 83.7% of Registrant's 2003 first half corporate expenses consisted of salaries and wages of $217,120 (52.3%), professional expenses of $100,746 (24.3%) and media promotion of $29,500 (7.1%). In comparison, during first half of 2002 85.4% of Registrant's corporate expense of $564,657 consisted of salaries and wages of $261,867 (46.4%), professional expenses of $199,897 (35.4%) and media promotion of $20,500 (3.6%). The decrease in professional expenses in 2003 from 2002 occurred as a result of decreased FDA expenses in 2003. The increase in media promotion expenses in 2003 over 2002 resulted from an agreement with a new media relations firm during 2003.

ITEM 3. CONTROLS AND PROCEDURES.

The Registrant's principal executive officer, G. Richard Smith, and principal financial officer, Gary R. Smith, after reviewing and evaluating Registrant's disclosure controls and procedures within 90 days prior to the filing of this quarterly report have concluded that Registrant's disclosures and procedures contained no significant deficiencies or material weakness. There have been no significant changes in internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending for the Registrant at June 30, 2003

ITEM 2. CHANGES IN SECURITIES.

     In June 2003, Registrant issued 5,000,000 restricted shares to John Sharkey, its new Director of Product and Business Development, at a value of $50,000. These shares were issued under Section 4(2) of the Securities Act of 1933.

     All other securities issued by Registrant during the quarter ended June 30, 2002 were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K

          No filings on Form 8-K with the Commission were made by Registrant during the quarter ending June 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.


Date: August 10, 2003                   By: /s/ G. Richard Smith
                                            ------------------------------------
                                            G. Richard Smith
                                            Chairman (Chief Executive Officer)


                                        By: /s/ Gary R. Smith
                                            ------------------------------------
                                            Gary R. Smith
                                            Treasurer (Chief Accounting Officer)