Form 10QSB
period 2003-09-30
CORONADO INDUSTRIES INC
filed 2003-11-14
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended - September 30, 2003

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2003: 156,824,951.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                                                            Page
                                                                            ----
PART I

      Item 1. Financial Statements                                            3

      Item 2. Management's Discussion and Analysis or Plan of Operation      12

      Item 3. Controls and Procedures                                        14

PART II

      Item 1. Legal Proceedings                                              15

      Item 2. Changes in Securities                                          15

      Item 3. Defaults Upon Senior Securities                               N/A

      Item 4. Submission of Matter to a Vote of Security Holders            N/A

      Item 5. Other Matters                                                 N/A

      Item 6. Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                   16

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                     ASSETS

                                                  (Unaudited)
                                                 September 30,     December 31,
                                                     2003             2002
                                                 -------------    -------------

CURRENT ASSETS

   Cash & Cash Equivalents                       $      13,142    $       2,239
                                                 -------------    -------------

TOTAL CURRENT ASSETS                                    13,142            2,239


Property and Equipment-Net                               6,748           14,231

OTHER ASSETS

   Inventory                                            20,869           23,985
   Deferred Compensation                                37,500               --
                                                 -------------    -------------

TOTAL ASSETS                                     $      78,259    $      40,455
                                                 =============    =============


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  (Unaudited)
                                                 September 30,    December 31,
                                                     2003             2002
                                                 -------------    -------------

CURRENT LIABILITIES
   Notes Payable to Related Parties              $     489,000    $     480,900
   Accounts Payable                                     88,317          155,609
   Accrued Salaries                                    219,567          125,000
   Accrued Interest                                      8,811           24,003
   Accrued Taxes                                        88,119           47,883
                                                 -------------    -------------

TOTAL CURRENT LIABILITIES                              893,814          833,395
                                                 -------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.0001 par value;
  3,000,000 shares authorized, none
  issued or outstanding                                     --               --
Common Stock - $0.001 par value;
  400,000,000 shares authorized,
  156,232,593 and 81,236,063 shares
  issued and outstanding, respectively                 156,232           81,236
Additional Paid In Capital                          10,352,026        9,656,112
Accumulated Deficit                                (11,323,813)     (10,530,288)
                                                 -------------    -------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (815,555)       (792,940)
                                                 -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                               $      78,259    $      40,455
                                                 =============    =============


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            NINE AND THREE MONTHS ENDED, SEPTEMBER 30, 2003 AND 2002

                                                 (Unaudited)                    (Unaudited)
                                              Nine Months Ended             Three Months Ended
                                                September 30,                  September 30,
                                       ----------------------------    ----------------------------
                                           2003            2002            2003            2002
                                       ------------    ------------    ------------    ------------
REVENUE
   Product Revenue                     $         --    $         --    $         --    $         --

COST OF SALES
   Cost of Product Revenues                      --              --              --              --
                                       ------------    ------------    ------------    ------------
GROSS PROFIT (LOSS)                              --              --              --              --
                                       ------------    ------------    ------------    ------------
General & Administrative Expenses
   Salaries and wages                       442,744         505,337         225,624         243,470
   Public relations                          41,500          32,000          12,000          11,500
   Legal and professional fees              146,559         147,449          58,613          48,408
   FDA expense                               21,800         168,504           9,000          67,648
   Rent expense                              24,959          20,000           9,097           5,000
   Miscellaneous expense                     74,826         108,450          22,952          41,057
                                       ------------    ------------    ------------    ------------
                                            752,388         981,740         337,286         417,083
                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                       (752,388)       (981,740)       (337,286)       (417,083)
                                       ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

   Interest Income                               --           4,840              --              --
   Interest Expense                         (41,137)        (27,319)        (17,117)        (11,762)
   Deferred loan expense                         --          (3,333)             --              --
                                       ------------    ------------    ------------    ------------
                                            (41,137)        (25,812)        (17,117)        (11,762)
                                       ------------    ------------    ------------    ------------

NET LOSS                                $  (793,525)   $ (1,007,552)   $   (354,403)   $   (428,845)
                                       ============    ============    ============    ============

BASIC LOSS PER SHARE                   $      (0.01)   $      (0.01)   $         --    $      (0.01)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE
   SHARES OUTSTANDING                   117,687,940      69,361,441     154,093,500      70,545,944
                                       ============    ============    ============    ============

        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED, SEPTEMBER 30, 2003

                                        COMMON STOCK             ADDITIONAL      RETAINED      STOCKHOLDERS'
                                 ---------------------------      PAID-IN        EARNINGS         EQUITY
                                    SHARES        PAR VALUE       CAPITAL        (DEFICIT)       (DEFICIT)
                                 -----------     -----------    -----------    ------------    -------------
Balance at December 31, 2001      67,836,909     $    67,837    $ 8,803,599    $ (9,049,167)   $    (177,731)

Stock issued for services          2,284,221           2,284        301,947              --          304,231

Stock issued for salaries         11,114,933          11,115        550,566              --          561,681

Net loss                                  --              --             --      (1,481,121)      (1,481,121)
                                 -----------     -----------    -----------    ------------    -------------

Balance at December 31, 2002      81,236,063     $    81,236    $ 9,656,112    $(10,530,288)    $   (792,940)

Stock Issued for Services          4,156,452           4,156        131,968              --          136,124

Stock Issued for Salaries,
  Debt and Interest               68,840,078          68,840        545,946              --          614,786

Stock Options Excercised           2,000,000           2,000         18,000              --           20,000

Net Loss                                  --              --             --        (793,525)        (793,525)
                                 -----------     -----------    -----------    ------------    -------------

Balance at September 30, 2003    156,232,593     $   156,232    $10,352,026    $(11,323,813)   $    (815,555)
                                 ===========     ===========    ===========    ============    =============


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED, SEPTEMBER 30, 2003 AND 2002

                                                             (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                           $  (793,525)  $  (428,845)
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
      Depreciation                                          7,483         2,494
      Amortization                                             --           511
      Stock issued for services                           136,124        95,571
      Stock issued for salaries, debt & interest          614,786       400,002

   Changes in Assets and Liabilities:
      Inventory                                             3,116            --
      Deferred loan expense                                    --            --
      Deferred compensation                               (37,500)           --
      Accounts payable                                    (67,292)       25,464
      Accrued salaries                                     94,567      (156,250)
      Accrued interest                                    (15,192)        5,553
      Accrued taxes                                        40,236            --
                                                      -----------   -----------
NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES          (17,197)      (55,500)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                               270,500        50,900
   Repayment of notes payable                            (262,400)           --
   Proceeds from exercise of stock options                 20,000            --
                                                      -----------   -----------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                 28,100        50,900
                                                      -----------   -----------

Net change in cash and cash equivalents                    10,903        (4,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            2,239        14,820
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    13,142   $    10,220
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                      $    24,200   $     6,209
                                                      ===========   ===========

        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003 and the results of its operations, changes in stockholders' deficit, and cash flows for the nine months ended September 30, 2003 and 2002. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2002, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the

                           CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No.
123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the year ended December 31, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation." Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No.
123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

                                                         Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Net loss:
   As reported                                     $ (793,525)     $ (1,007,552)
      Add:  Stock-based employee compensation
            expense included reported net
            income, net of related tax effects             --                --
      Deduct:  Total stock based employee
            compensation expense determined
            under fair value based method for
            all awards, net of related tax
            effects                                        --                --
                                                   ------------    ------------

Pro forma net loss                                 $ (793,525)     $ (1,007,552)
                                                   ============    ============
Loss per share:
   As reported                                     $    (0.01)     $      (0.01)
   Pro forma                                       $    (0.01)     $      (0.01)

                           CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: l) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position or disclosures.

NOTE 2.  LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2003, the Company had approximately 63,763,500 shares of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

NOTE 3.  NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recognized investing and financing activities that affected assets, liabilities and equity, but did not result in cash receipts or payments. For the nine months ended September 30, 2003, these non-cash activities are as follows:
72,996,530 shares of common stock were issued for services, debt and salaries, which were valued at $ 750,910.

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

                           CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


NOTE 5.  OPTIONS

During the quarter ended September 30, 2003, the Company issued an additional 6,000,000 options to Officers and Directors of the Company under the 2003 Executive Stock Option Plan. The options are exercisable for a period of ten years at $ .10 per share. The options were valued utilizing the Black Scholes pricing model under similar assumptions as utilized in the year end financial statements and were determined to have a negligible value.

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

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. We believe our most critical accounting policies include accounting for stock-based compensation and the treatment of expenditures in pursuit of FDA approval.

QUARTER ENDING SEPTEMBER 30, 2003

OPERATIONS. For the quarter ending September 30, 2003 Registrant experienced a net loss of $354,403, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $337,286 and net interest expense of $17,117. 90.5% of Registrant's third quarter 2003 corporate expenses consisted of salaries and wages of $225,624 (66.9%), professional expenses of $67,613 (20.0%) and shareholder services and media promotion of $12,000 (3.6%). In comparison, during third quarter 2002 89.0% of Registrant's corporate expense of $417,083 consisted of salaries and wages of $243,470 (58.4%), professional expenses of $116,056 (27.8%) and shareholder services and media promotion of $11,500 (2.8%). The decrease in professional expenses in 2003 over 2002 occurred as a result of decreased FDA expenses in 2003. Over 40% of the corporate expenses in 2003 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the last quarter of 2003. Registrant expects its professional expenses throughout the remainder of 2003 to remain at a low level until it submits another protocol to the FDA. As Registrant continues its foreign marketing efforts, its promotional expenses will likely increase.

In September 2003 Registrant executed an exclusive distribution agreement for Registrant's products in Italy with EuPharmed s.r.l. This agreement was extended to also cover certain countries in North Africa. Registrant has commenced discussions with other medical companies for the distribution rights to Registrant's products in other European countries. However, at this time there is no assurance any additional license agreements will be executed by Registrant.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,500,000 per year, the Registrant suffered from a liquidity shortage during the third quarter of 2003. During the third quarter of 2003 Registrant was required to borrow a total of $64,500 from its three Directors and $25,000 from a third party. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2003 and 2004; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

At September 30, 2003 Registrant had received loans of $347,000 from G. Richard Smith, Registrant's Chairman, $39,000 from Gary R. Smith, Registrant's President, and $48,000 from Dr. John LiVecchi, a Director of Registrant. These loans accrue annual interest at the rate of 15%, except for a $300,000 loan from
G. Richard Smith which bears interest at 16% per annum. Also at September 30, 2003 Registrant had recieved loans totaling $55,000 from three third-parties. These loans accrue interest at the rate of 15% per annum and are convertible into 300,000 common stock shares at the end of their one-year terms.

NINE MONTHS ENDING SEPTEMBER 30, 2003

OPERATIONS. For the nine months ending September 30, 2003 Registrant experienced a net loss of $793,525 which was comprised primarily of its general and administrative expenses incurred at the corporate level of $752,388 and net interest expense of $41,137. 86.7% of Registrant's 2003 nine-month corporate expenses consisted of salaries and wages of $442,744 (58.8%), professional expenses of $168,359 (22.4%) and shareholder services and media promotion of $41,500 (5.5%). In comparison, during the first nine months of 2002 87.0% of Registrant's corporate expense of $981,740 consisted of salaries and wages of $505,337 (51.5%), professional expenses of $315,953 (32.2%) and shareholder services and media promotion of $32,000 (3.3%). The decrease in professional expenses in 2003 over 2002 occurred as a result of the decreased FDA expenses in 2003. The slight increase in shareholder services and media promotion in 2003 over 2002 resulted from hiring a media relations in the Spring of 2003.

Registrant expects its management salaries to be stable in the last quarter of 2003. Registrant expects its professional expenses in 2003 to remain at a low level until it submits another protocol to the FDA. As Registrant continues its foreign marketing efforts, its promotional expenses will likely increase.

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

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending for the Registrant at September 30, 2003

ITEM 2. CHANGES IN SECURITIES.

     All securities issued by Registrant during the period were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K

          No filings on Form 8-K with the Commission were made by Registrant during the quarter ending September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.


Date: November 11, 2003                 By: /s/ G. Richard Smith
                                            ------------------------------------
                                            G. Richard Smith
                                            Chairman (Chief Executive Officer)


                                        By: /s/ Gary R. Smith
                                            ------------------------------------
                                            Gary R. Smith
                                            Treasurer (Chief Accounting Officer)