Form 10KSB
period 2003-12-31
CORONADO INDUSTRIES INC
filed 2004-03-30
CIK 859365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended: DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number: 33-33042-NY


                            CORONADO INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

          NEVADA                                       22-3161629
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

16929 E. ENTERPRISE DRIVE, SUITE 202, FOUNTAIN HILLS, ARIZONA           85268
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (480) 837-6810

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specific date within the past 60 days. $7,090,833 as of February 9, 2004

State the number of shares outstanding of issuer's common equity, as of the latest practicable date. 162,491,248 as of March 23, 2004

================================================================================

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                                                            Page
                                                                            ----
PART I

Item 1(a).  Business Development...........................................   1
Item 1(b).  Business of Issuer.............................................   1
Item 2.  Description of Property...........................................   7
Item 3.  Legal Proceedings.................................................   7
Item 4.  Submission of Matters to a Vote of Security Holders...............   7

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters..............................................   8
Item 6.  Management's Discussion and Analysis or Plan of Operation.........   9
Item 7.  Financial Statements..............................................  11
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  11
Item 8A. Controls and Procedures...........................................  11

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons'
         Compliance with Section 16(a) of the Exchange Act.................  12
Item 10. Executive Compensation............................................  14

Item 11. Security Ownership of Certain Beneficial Owners and Management....  16
Item 12. Certain Relationships and Related Transactions....................  17
Item 13. Exhibits, Financial Statements, Schedules and Reports on
         Form 8-K..........................................................  18
Item 14. Audit Fees........................................................  19

SIGNATURES.................................................................  20

SUPPLEMENTAL INFORMATION AND EXHIBITS......................................  21

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

The first clinical study of the Registrant's product (the "PNT device") was conducted on 86 patients over an 8 month period in 1992 by Dr. Avolos in Guadalajara, Mexico. The second clinical study of the Registrant's product was conducted on 250 patients over a two-year period ending in 1996 by Dr. Avolos and Dr. LiVecchi. The Registrant initiated a third study in September 1997 conducted by Dr. Leo Bores, the Medical Director of the Registrant's Scottsdale treatment center. This third study involved approximately 150 patients.

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

Registrant executed a distribution agreement dated September 9, 2003 with EuPharmed s.r.l. of Rome, Italy ("EuP") which grants the exclusive distribution rights for Registrant's PNT products for the country of Italy to EuP for a period of five years (the "Italian Contract"). EuP may extend the agreement for an additional two years by agreeing to additional minimum purchases. EuP will conduct a one year randomized clinical trial of PNT involving a minimum of 120 patients and between 5 and 7 different clinics in Italy. EuP will bear all costs of this trial, except for the PNT equipment and rings which Registrant will provide free of charge. The clinical trial was to commence in September 2003, but has been postponed until Registrant receives its Type 2a product classification approval. This agreement provides for monthly minimum purchase quantities commencing in March 2004. That date will be postponed until after the Type 2a product classification is received by Registrant.

Registrant executed another agreement dated September 29, 2003 with EuP which grants to EuP the exclusive distribution rights to EuP for the countries of Algeria, Libya, Morocco and Tunisia on the same terms as the Italian Contract, except for the monthly minimum purchase quantities for these North African countries.

Registrant executed a distribution agreement dated November 10, 2003 with Izasa, S.A. of Madrid, Spain ("Izasa") which grants the exclusive distribution rights for Registrant's PNT products for the country of Spain to Izasa for a period of five years. Izasa may extend the agreement for an additional two years by agreeing to additional minimum purchases. This agreement provides for annual minimum purchase quantities commencing in January 2004. That date has been postponed until after the Type 2a product classification is received by Registrant.

In 2003 Registrant commenced an application for a Type 2a European medical product distribution certification, as allowed under EC-Directives on medical devices, with an appropriate notified body. Successful completion of the Type 2a certification process will allow Registrant's devices to be sold within the European Union. Since December 2003 Registrant has been assembling and providing additional information as requested by the notified body. Registrant can not sell its product in Europe until the Type 2a certification process is completed. Registrant believes this classification process will be completed within the next few months; however, there is no assurance as to when this process will be completed.

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

   MEDICATION                 MONTHLY COST             SIDE EFFECTS
   ----------                 ------------             ------------

BETA BLOCKERS                                 Congestive Heart Failure
     Timolol                      $21.00      Bronchospasm
     Levobunolol                  $42.00      Bradycardia
     Carleolol                    $36.00      Depression, confusion
     Betaxolol                    $65.00      Worsening of myasthenia gravis

ADRENERGIC AGONISTS                           Increased blood pressure,
     Alphagan                     $50.00      Tachyarrythmia
     Dipivefrin                   $33.00      Tremor, Headache
     Apracionidine                $41.00      Anxiety, Burning on Instillation,
                                              Conjunctival Injection, Pupullary
                                              dilation, Allergic reactions

   MEDICATION                 MONTHLY COST             SIDE EFFECTS
   ----------                 ------------             ------------

CHOLINERGIC AGONISTS
     Pilocarpine                  $25.00      Increased bronchial secretion
     Carbochol                    $26.00      Nausea
     Echothiophate iodide         $31.00      Vomiting, Diarrhea, Apnea,
                                              Increased myopia, Eye or brow
                                              pain, Decreased vision

ORAL CARBONIC ANHYDRASE                       Malaise, anorexia, depression,
  INHIBITORS                                  parashesias
     Acetazolamide                $33.00      Serum electrolyte abnormalities
     Methazolamide                $19.00      Renal calculi, Blood dyscrsias


EMPLOYEES

In addition to its two officers and Dr. LiVecchi, its Medical Director, during 2003 the Registrant engaged three persons as full-time consultants at the corporate headquarters and an administrative employee. The Registrant anticipates hiring additional administrative and marketing personnel upon commencement of product sales.

ITEM 2. DESCRIPTION OF PROPERTY.

During calendar year 2003, the Registrant's offices were located at 16929 E. Enterprise Drive, Suite 202, Fountain Hills, AZ 85268, where Registrant is currently leasing approximately 1,600 square feet of space from a third party landlord. Registrant is paying approximately $1,380 per month, including utilities, in rent for this space on a five-year lease. In June 1998, the Registrant entered into a month-to-month lease for 1,800 square feet of space adjacent to its original space in Fountain Hills, Arizona, for approximately $1,400 per month rent, including utilities.

Registrant is negotiating a five-year lease for approximately 3,000 square feet of new space at a monthly rent of $3,750 to commence on July 1, 2004. Registrant's new address will be 13014 Saguaro Boulevard, Suite 204, Fountain Hills, Arizona 85268. This new space will be adequate for the Registrant's needs throughout its initial manufacturing and marketing stages, when commenced.

ITEM 3. LEGAL PROCEEDINGS.

No legal proceedings are currently pending against or by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During calendar year 2003 no matters were submitted to a vote of the Registrant's security holders.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 2002 and 2003, by fiscal quarter, and through February 6, 2004.

                                                    Low        High
                                                   -----      -----

       January 1, 2002 - March 31, 2002            $0.15      $0.32
       April 1, 2002 - June 30, 2002               $0.08      $0.51
       July 1, 2002 - September 30, 2002           $0.06      $0.11
       October 1, 2002 - December 31, 2002         $0.01      $0.07

       January 1, 2003 - March 31, 2003            $0.01      $0.04
       April 1, 2003 - June 30, 2003               $0.01      $0.12
       July 1, 2003 - September 30, 2003           $0.05      $0.14
       October 1, 2003 - December 31, 2003         $0.06      $0.17

       January 1, 2004 - March 22, 2004            $0.085     $0.14

Registrant's common stock is also traded on the Frankfurt and Hamburg, Germany exchanges. Registrant will attempt to have its common stock listed for trading on the NASDAQ National Market System or the NASDAQ Small Cap System at such time as its stock price becomes stabilized at the appropriate price - $5.00 and $4.00 per share, respectively.

RECENT SALES OF RESTRICTED SECURITIES

All securities sold by Registrant were registered on Form S-8 or were reported previously in a quarterly filing by Registrant.

STOCKHOLDERS

The Registrant has approximately 796 stockholders of record, including nominee firms for securities dealers.

DIVIDENDS

The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

COMMON STOCK

During 2003 the authorized capital stock of the Registrant consisted of 400,000,000 shares of common stock, par value $0.001 per share. As of February 6, 2004, there were 161,277,914 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Registrant. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Registrant's assets upon liquidation or dissolution.

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

YEAR ENDING DECEMBER 31, 2003

OPERATIONS

For the year ending December 31, 2003 Registrant experienced a net loss of $1,324,328, which was comprised primarily of its general and administrative expenses incurred of $1,259,510 and interest expense of $64,818. The Registrant had a net loss from operations of $1,481,121 for the year ending December 31, 2002. 88.2% of Registrant's 2003 corporate expenses consisted of the following four categories: salaries and wages of $653,538 (51.9%), stock bonus compensation of $146,500 (11.6%), professional expenses of $227,929 (18.1%) and shareholder services and media promotion of $83,321 (6.6%). In comparison, during the 2002 fiscal year 84.9% of Registrant's corporate expense of $1,435,471 consisted of salaries and wages of $601,868 (41.9%), stock bonus compensation of $150,000 (10.4%), professional expenses of $432,886 (30.2%), and shareholder services and media promotion of $33,700 (2.3%). The increase in salaries and wages for 2003 over 2002 occurred primarily as a result of hiring Mr. John Sharkey in 2003. The decrease in stock option compensation for 2003 over 2002 resulted from less rewards for management granted for performance in 2003. The decrease in professional expenses in 2003 over 2002 occurred as a result of less FDA expenses in 2003. The increase in shareholder services and media promotion in 2003 over 2002 resulted from hiring a new public relations firm in 2003. Approximately 82% of Registrant's corporate expenses were paid with Registrant's common stock in order to conserve Registrant's cash resources. Registrant expects its management salaries to be stable in 2004 until Registrant is required to appoint as many as two new outside Directors in order to obtain listing for its stock on the NASD NMS or Small Cap markets. Registrant may compensate its management and employees with stock options and stock bonuses in 2004 when significant events occur. As Registrant continues its foreign marketing efforts in 2004, its promotional expenses will likely increase.

LIQUIDITY AND CAPITAL RESOURCES

Because of Registrant's current inventory levels, on a short-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, unless a substantial order is placed. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,400,000 per year, the Registrant suffered from a liquidity shortage during 2002. Through February 3, 2004 Registrant was required to borrow a total of $289,000 from three Directors, which were repaid with restricted common stock in February 2004. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2004; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

ITEM 8A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Registrant as of February 9, 2004 were as follows:

         Name and Address                                 Position
-----------------------------------           ---------------------------------

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

G. RICHARD SMITH, age 55, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 G. Richard Smith was co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

GARY R. SMITH, age 59, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a joint venture partner in American Glaucoma, Inc., the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of

Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 Gary R. Smith was co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

JOHN T. LIVECCHI, age 55, has been a Director of the Registrant since December 16, 1996. From July, 1995 to November 5, 1996 Dr. LiVecchi was a member of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. Dr. LiVecchi had no relationship to American Glaucoma. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to March 1, 2003, Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. In March, 2003 Dr. LiVecchi commenced private medical practice in the field of ophthalmology in Ft. Myers, Florida. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan, Florida, and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant's other Directors.

MARK A. SMITH, age 33, was appointed to Registrant's Board of Directors on February 13, 2003. Since 1994 Mr. Smith has been a mathematics teacher at Fountain Hills Middle School in Fountain Hills, Arizona. He was selected as the Fountain Hills School District Teacher of the Year in 2001. Mr. Smith received his Bachelor of Science Degree in Mathematics in 1993 and his Master of Arts Degree in Secondary Education and Education Technology in 2003 from Northern Arizona University.

Registrant's Board of Directors serves as its Audit Committee because Registrant is too small to have an Audit Committee at this time. Registrant does not have an audit committee financial expert because no one on the Board of Directors is so qualified.

Registrant has not adopted a code of ethics for any of its officers, because Registrant has been advised by counsel that any such code of ethics may be materially different than existing state and federal law, and, if so, may subject Registrant's officers to personal liability in addition to and different from liability under current state and federal law.

JOHN W. SHARKEY became the Company's Director of Business Development in June 2003. Mr. Sharkey has over 15 years experience in global pharmaceutical product development and sales. From February 2000 to May 2003 he was the Vice President, Business Development and Licensing, for Novartis Ophthalmics, Inc. of Duluth, Georgia. Mr Sharkey was the Executive Director of Business Development and Licensing for Novartis Pharmaceuticals Corporation (formerly Sandoz Pharmaceuticals) of East Hanover, New Jersey from May 1998 to February 2000. He received his Bachelor of Science Degree in Chemistry from State University College at Oneonta, New York in 1979 and his Doctor of Philosophy Degree in Electroanalytical Chemistry from State University of New York at Buffalo, New York in 1986.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the salaries of the Registrant's two officers for the fiscal year ending December 31, 2003.

                                   Annual Compensation                  Long-Term Compensation
                           -----------------------------------    -----------------------------------
                                                                                              Awards      Payouts
                                                                                            ----------   ---------
                                                       Other                   Securities
                                                       Annual     Restricted   Underlying                All Other
     Name and                                         Compensa-     Stock       Options/       LTIP      Compensa-
Principal Position  Year   Salary($)     Bonus($)       tion       Awards($)     SARS($)    Payouts($)    tion($)
------------------  ----   ---------     --------     ---------   ----------  ------------  ----------   ---------
G. Richard Smith,   2003   $150,000(1)   $ 42,500(2)     $0           --      5,298,000(3)      --           --
Chairman            2002   $100,000(4)   $ 80,000(5)     $0           --      2,000,000(6)      --           --
                    2001   $ 80,000(7)   $101,198(8)     $0           --      1,054,500(9)      --           --

Gary R. Smith,      2003   $150,000(1)   $ 42,500(2)     $0           --      5,298,000(3)      --           --
President           2002   $100,000(4)   $ 80,000(5)     $0           --      2,000,000(6)      --           --
                    2001   $ 80,000(7)   $ 81,859(8)     $0           --      1,054,500(9)      --           --

------------------

(1)  $150,000 of annual salary was accrued for each of G. Richard Smith and Gary
     R. Smith during 2003, with $24,123 of accrued salary being converted into 3,616,642 shares and $33,549 of accrued salary being converted into 5,029,835 shares for Gary R. Smith.

(2)  This bonus was paid in 500,000 restricted shares on December 16, 2003.

(3) 2,000,000 of these options were granted in September 2003 and 3,298,000 were granted in November 2003. 2,000,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.10 per share. 2,000,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.07 per share. 1,298,000 of these options have a five-year term, may not be exercised until November 2004 and have an exercise price of $.077 per share.

(4)  $150,000 of annual salary was accrued for each of G. Richard Smith and Gary
     R. Smith during 2002, with $100,000 of salary paid in 2,000,000 shares of restricted common stock in September 2002.

(5) A $50,000 bonus was paid to each of G. Richard Smith and Gary R. Smith in 1,000,000 restricted common stock shares in September 2002 and a $30,000 bonus was paid to each of G. Richard Smith and Gary R. Smith in December 2002, in 1,000,000 shares of restricted common stock.

(6) All of these options were awarded in January 2003. 1,650,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.01 per share. 350,000 of these options have a five-year term, may not be exercised until January 2004 and have an exercise price of $.02 per share.

(7) $70,000 of annual salary was accrued for G. Richard Smith and Gary R. Smith during 2001, with $80,000 of salary paid in restricted common in August 2001.

(8) As a result of an adjustment in the market valuation of the stock issued in August 2001 for the payment of loans and accrued salaries, G. Richard Smith received a stock bonus of $101,198 and Gary R. Smith received a stock bonus of $81,859.

(9) All of these options were awarded in December 2001. 600,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.10 per share. 454,500 of these options have a five-year term, may not be exercised until December 2002 and have an exercise price of $.22 per share.

The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the fiscal year to the Company's chief executive officer and each other executive officer.

                      Number of       % of Total
                      Securities     Options/SARs
                      Underlying      Granted to
                     Options/SARs    Employees in    Exercise or Base        Expiration
      Name            Granted (#)    Fiscal Year      Price ($/Sh)              Date
      ----           ------------    ------------    ----------------    ------------------
G. Richard Smith     20,000,000         37.7%             $.011          February 18, 2013
                      2,000,000          3.8%             $.10           September 16, 2013
                      1,298,000          2.4%             $.077          November 27, 2008
                      2,000,000          3.8%             $.07           November 27, 2013

Gary R. Smith        15,000,000         28.3%             $.011          February 18, 2013
                      2,000,000          3.8%             $.10           September 16, 2013
                      1,298,000          2.4%             $.077          November 27, 2008
                      2,000,000          3.8%             $.07           November 27, 2013

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2003 for the Company's chief executive officer and each other officer.

                                                              Number of Securities              Value of
                                                             Underlying Unexercised     Unexercised In-the-Money
                                                            Options/SARS At FY-End(#)   Options/SARS At FY-End($)
                   Shares Acquired                          -------------------------   -------------------------
     Name          On Exercise (#)    Value Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
     ----          ---------------    ------------------    -------------------------   -------------------------
G. Richard Smith         --                   --              30,887,833 / 1,298,000     $1,860,000 / $29,854 (1)

Gary R. Smith            --                   --              25,887,833 / 1,298,000     $1,415,000 / $29,854 (1)

----------------
(1)      Based on a December 31, 2003 bid price of $.10 per share.

The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of February 9, 2004 there were 161,277,914 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by:
(i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                  Name and Address of                    Amount and Nature of    Percent
Title of Class    Beneficial Owner                       Beneficial Ownership    of Class
--------------    -------------------                    --------------------    --------

Common Stock      Gary R. Smith                              29,729,102(1)         18.4%
                  16929 E. Enterprise Drive, Suite 202
                  Fountain Hills, AZ 85268

Common Stock      G. Richard Smith                           36,351,103(2)         22.5%
                  16929 E. Enterprise Drive, Suite 202
                  Fountain Hills, AZ 85268

Common Stock      John T. LiVecchi                           21,757,879(3)         13.5%
                  16929 E. Enterprise Drive, Suite 202
                  Fountain Hills, AZ 85268

Common Stock      Mark A. Smith                                 300,000             0.2%
                  16929 E. Enterprise Drive Suite 202
                  Fountain hills, AZ 85268

Common Stock      Officers and Directors, as a               88,138,084(4)         54.6%
                  Group (4 People)

---------------

(1) Does not include 27,185,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 30.2% of the
     Registrant's total outstanding shares. This number does not include 1,400,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director.

(2) Does not include 32,185,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 35.4% of the
     Registrant's total outstanding shares. This number does not include 1,131,500 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director.

(3) Does not include 11,685,833 shares of stock which may be purchased by Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Dr. LiVecchi purchased all of those shares, Dr. LiVecchi would own 19.3% of the Registrant's total outstanding shares.

(4) Does not include a total of 71,057,499 shares of stock which may be purchased by Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Messrs. Smith, Smith and LiVecchi purchased all of those shares, Registrant's management would collectively own 68.5% of the Registrant's total outstanding shares.

The  following   table  sets  forth  certain   information   concerning   equity
compensation plans approved by Registrant's shareholders and not approved by Registrant's shareholders at December 31, 2003.

                     Number of Shares                         Number of Shares
                       to be Issued      Weighted Average    to be Issued Other
 Plan Category         for Options        Exercise Price        Than Options
----------------     ----------------    ----------------    ------------------

Approved                75,582,499            $.057                  0
By Shareholders

Not Approved                     0              0                    0
By Shareholders


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

In March 2002, G. Richard Smith loaned Registrant $230,000 to repay an outstanding promissory note to a third party. Since March 2002, Mr. Smith has loaned an additional $70,000. Mr. Smith's loan is outstanding at March 22, 2004 and is accruing interest at 16% per annum.

From February 2003 through February 3, 2004 G. Richard Smith had loaned the Registrant $102,000; Gary R. Smith had loaned Registrant $89,000; and Dr. John
T. LiVecchi had loaned Registrant $98,000. These loans accrued interest at 15% per annum. These loans plus interest were repaid on February 3, 2004 with the issuance of 1,782,178 shares to G. Richard Smith, 1,569,231 shares to Gary R. Smith and 1,740,851 shares to Dr. John T. LiVecchi.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

EXHIBITS

10.1    2003 Executive Stock Option Plan

10.2    Form of 2003 Executive Stock Option Agreement

10.3*   2003 Employee Stock Option Plan

10.4*   Form of 2003 Employee Stock Option Agreement

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
* Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on January 8, 2004.

Financial Statements -- F-1


ITEM 14. AUDITOR FEES

In the 2003 fiscal year the Company paid $17,800 to its auditor for auditing services; $22,600 for audit-related services; and $4,100 for tax services. In the 2002 fiscal year the Company paid $23,100 to its auditor for auditing services; $17,300 for audit-related services; and $2,200 for tax services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 29, 2004 by the undersigned, thereunto authorized.

                                           CORONADO INDUSTRIES, INC.


                                           By: /s/ Gary R. Smith
                                               ---------------------------------
                                               Gary R. Smith, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

         Name                          Title                          Date
         ----                          -----                          ----

/s/ G. Richard Smith          Chairman (Chief Executive          March 29, 2004
-------------------------     Officer), Secretary and
G. Richard Smith              Director

/s/ Gary R. Smith             President, Treasurer               March 29, 2004
-------------------------     (Chief Accounting Officer),
Gary R. Smith                 Director

/s/ Mark A. Smith             Director                           March 29, 2004
-------------------------
Mark A. Smith


-------------------------     Director
John LiVecchi

                     SUPPLEMENTAL INFORMATION AND EXHIBITS


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant's fiscal year ended December 31, 2003. The Registrant currently has not held its Annual Meeting of Stockholders.

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

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Coronado Industries, Inc. and Subsidaries

We have  audited  the  accompanying  consolidated  balance  sheets  of  Coronado
Industries, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
March 15, 2004

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                                              2003            2002
                                                                         ------------    ------------
CURRENT ASSETS

   Cash and cash equivalents                                             $     10,724    $      2,239
   Prepaid expenses                                                            51,662              --
   Deferred compensation                                                       50,000              --
                                                                         ------------    ------------
Total Current Assets                                                          112,386           2,239

Property and equipment, net                                                    18,152          14,231

OTHER ASSETS

Inventory                                                                      24,299          23,985
Deferred Compensation                                                          20,833              --
                                                                         ------------    ------------

TOTAL ASSETS                                                             $    175,670    $     40,455
                                                                         ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Notes payable - related parties                                          $    549,000    $    480,900
Notes payable                                                                  83,616              --
Accounts payable                                                              126,613         155,609
Accrued salaries                                                              313,317         125,000
Accrued interest                                                               19,510          24,003
Accrued taxes                                                                  83,760          47,883
                                                                         ------------    ------------
TOTAL LIABILITIES                                                           1,175,816         833,395
                                                                         ------------    ------------

COMMITMENTS                                                                        --              --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $.0001 par value; 3,000,000 shares
  authorized, none issued or outstanding                                           --              --
Common Stock - $.001 par value; 400,000,000 and 100,000,000 shares authorized; 160,502,022 and 81,236,063 shares issued and outstanding
  at December 31, 2003 and 2002, respectively                                 160,502          81,236
Additional paid-in capital                                                 10,693,968       9,656,112
Accumulated deficit                                                       (11,854,616)    (10,530,288)
                                                                         ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (1,000,146)       (792,940)
                                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    175,670    $     40,455
                                                                         ============    ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                  2003              2002
                                                              -------------    -------------
PRODUCT REVENUES                                              $          --    $          --

Cost of Product Revenues                                                 --               --
                                                              -------------    -------------
                                                                         --               --
                                                              -------------    -------------
GENERAL & ADMINISTRATIVE EXPENSES

Salaries, wages, and other payroll related expenses                 800,038          751,868
Public relations                                                     83,321           33,700
Legal and professional fees                                         206,129          252,732
FDA expense                                                          21,800          180,104
Rent expense                                                         33,363           28,132
Miscellaneous expense                                               114,859          188,935
                                                              -------------    -------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                           1,259,510        1,435,471
                                                              -------------    -------------

LOSS FROM OPERATIONS                                              1,259,510        1,435,471
                                                              -------------    -------------
OTHER INCOME (EXPENSES)

Interest income                                                          --            4,840
Interest expense                                                    (64,818)         (43,157)
Deferred loan expense                                                    --           (7,333)
                                                              -------------    -------------
TOTAL OTHER INCOME (EXPENSES)                                       (64,818)         (45,650)
                                                              -------------    -------------

NET LOSS                                                      $  (1,324,328)   $  (1,481,121)
                                                              =============    =============

Loss per Share  - basic and diluted                           $       (0.01)   $       (0.02)
                                                              =============    =============

Weighted Average Shares Outstanding - basic and diluted         136,506,457       71,730,602
                                                              =============    =============


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       Common Stock           Additional                         Total
                                                --------------------------     Paid-in       Accumulated      Stockholders'
                                                   Shares       Par Value      Capital         Deficit      Equity (Deficit)
                                                -----------   ------------   ------------   ------------    ----------------
BALANCE AT DECEMBER 31, 2001                     67,836,909   $     67,837   $  8,803,599   $ (9,049,167)   $       (177,731)

Stock issued for services                         2,284,221          2,284        301,947             --             304,231

Stock issued for salaries                        11,114,933         11,115        550,566             --             561,681

Net loss                                                 --             --             --     (1,481,121)         (1,481,121)
                                                -----------   ------------   ------------   ------------    ----------------

BALANCE AT DECEMBER 31, 2002                     81,236,063         81,236      9,656,112    (10,530,288)           (792,940)

Stock issued for services                         5,420,570          5,421        194,576             --             199,997

Stock issued for salaries, debt and interest     71,745,389         71,745        824,380             --             896,125

Stock options exercised                           2,100,000          2,100         18,900             --              21,000

Net Loss                                                 --             --             --     (1,324,328)         (1,324,328)
                                                -----------   ------------   ------------   ------------    ----------------
BALANCE AT DECEMBER 31, 2003                    160,502,022   $    160,502   $ 10,693,968   $(11,854,616)   $     (1,000,146)
                                                ===========   ============   ============   ============    ================


               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                              2003            2002
                                                           -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $(1,324,328)   $(1,481,121)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
   Depreciation                                                  9,664          9,978
   Amortization                                                     --         21,607
   Stock issued for services                                   199,997        304,231
   Stock issued for salaries and interest                      633,725        561,681
   Prepaid expenses financed through debt                       50,424             --

Changes in Assets and Liabilities:
   Prepaid expenses                                            (51,662)            --
   Inventory                                                      (314)            --
   Deferred loan expense                                            --          3,333
   Deferred compensation                                       (70,833)            --
   Accounts payable                                            (28,996)       117,206
   Accrued salaries                                            188,317        125,000
   Accrued interest                                             (4,493)        19,953
   Accrued taxes                                                35,877         47,883
                                                           -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                      $  (362,622)   $  (270,249)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                          (13,585)            --
                                                           -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                      $   (13,585)   $        --
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes Payable - related parties                    (2,000)            --
Proceeds from borrowings - related parties                     332,500        250,900
Proceeds from borrowings                                        50,000             --
Repayment of notes payable                                     (16,808)            --
Proceeds from exercise of options                               21,000             --
                                                           -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  $   384,692    $   250,900
                                                           -----------    -----------
NET CHANGE IN CASH & CASH EQUIVALENTS                            8,485        (19,349)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   2,239         21,588
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $    10,724    $     2,239
                                                           ===========    ===========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                $    36,200             --
                                                           ===========    ===========
Non-cash transactions:
   Issuance of common stock for salaries and bonuses       $   609,200    $   561,681
   Issuance of common stock for services                   $   199,997    $   304,231
   Issuance of common stock for debt                       $   262,400    $        --
   Issuance of common stock for interest                   $    24,525    $        --
   Refinancing of debt                                     $   240,000    $   230,000
   Prepaid expenses financed through debt                  $    50,424    $        --

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

ORGANIZATION

Coronado Industries, Inc. (the Company) was originally incorporated under the laws of the State of New York in December 1989 as First Lloyd Funding, Inc., which subsequently changed its name to Logical Computer Services of New York, Ltd. In September, 1996, the Company changed its name to Coronado Industries, Inc. The Company was a non-operating shell corporation with nominal net assets prior to its merger on November 5, 1996, when the Company acquired one hundred percent (100%) of the assets of Ophthalmic International, L.L.C. and American Glaucoma, Inc.

The stockholders of American Glaucoma, Inc. and Ophthalmic International, L.L.C., which are the same for both corporations, obtained majority control of the Company in the combination, and therefore, were considered the accounting acquirer. Therefore, the transaction was accounted for as a reverse merger.

The Company was in the development stage from its acquisition of Ophthalmic International, L.L.C. and American Glaucoma, Inc. in November, 1996 through September, 1997. In September, 1997, American Glaucoma, Inc. opened its first glaucoma treatment clinic in Scottsdale, Arizona. Ophthalmic International, L.L.C. has received a patent on the method for treating Open Angle Glaucoma, as well as the devices used in the treatment, including the Vacuum Fixation Device. The Company intends to manufacture and market the patented Vacuum Fixation Device and the patented suction rings to major medical supply companies and health care providers throughout the world.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the activity of Coronado Industries, Inc., together with its wholly-owned subsidiaries, Ophthalmic International, Inc., American Glaucoma, Inc. and Ophthalmic International, LLC. All significant inter-company accounts and transactions have been eliminated. All of the above subsidiaries were inactive for the years ended December 31, 2003 and 2002.

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

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INVENTORIES

Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the following useful lives:

               Office Furniture & Equipment      5 - 7  Years
               Machinery                         5 - 7  Years
               Leasehold Improvements            7 - 39 Years

DEFERRED INCOME TAXES

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at December 31, 2003 and 2002 of 75,582,499 and 148,163,499, respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilutive (decreases the loss per share). In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 2003 and 2002 the diluted EPS calculation has been excluded from the financial statements.

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

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


REVENUE RECOGNITION

The Company recognizes revenues on the accrual basis, when the equipment is delivered.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 (SFAS No. 123) to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No.
123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the year ended December 31, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS No.
123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                        2003            2002
                                                     -----------    -----------
Net loss:
As Reported                                          $(1,324,328)   $(1,481,121)
Add: Stock-based employee compensation expense
   included in reported net income, net of
   related tax effects                                        --             --
Deduct: Total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                            (1,493,536)    (3,810,000)
                                                     -----------    -----------

Pro forma net loss                                   $(2,817,864)   $(5,291,121)
                                                     ===========    ===========
Loss per share:
As reported                                          $     (0.01)   $     (0.02)
Pro forma                                            $     (0.02)   $     (0.07)

RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position or disclosures.

NOTE 2. PROPERTY AND EQUIPMENT

At December 31, 2003 and 2002, property and equipment consists of the following:

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                             2003        2002
                                                           --------    --------

Office furniture and equipment                             $ 58,433    $ 58,433
Machinery and equipment                                      24,148      10,563
                                                           --------    --------
                                                             82,581      68,996
Less: accumulated depreciation                              (64,429)    (54,765)
                                                           --------    --------
Net property and equipment                                 $ 18,152    $ 14,231
                                                           ========    ========

Depreciation expense was $9,664 and $9,978, for the years ended December 31, 2003 and 2002, respectively.

NOTE 3. INTANGIBLE ASSETS

Intangible assets consisted of legal costs incurred to secure patents. The patents were being amortized ratably over their estimated useful lives.

At December 31, 2002, intangible assets consisted of the following:

Due to the Company's continued operating losses, the effective life was reduced to zero in the year ended December 31, 2002.

                                                                         2002
                                                                       --------
Intangibles subject to amortization:
   Patents                                                             $ 30,684

Less: accumulated amortization                                          (30,684)
                                                                       --------
Net Intangible Assets                                                  $     --
                                                                       ========

Amortization expense charged to operations for the year ended December 31, 2002 was $ 21,607.

NOTE 4.  RELATED PARTY TRANSACTIONS

As of December 31, 2003 and 2002, notes payable to related parties consist of the following:

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                          2003          2002
                                                       ----------    ----------
16% per annum note payable to stockholder,
principal and interest due March, 2004                 $  300,000    $  480,900

15% per annum notes payable to stockholders,
principal and interest due at various times               239,000            --

18% per annum note payable to a stockholder,
principal and interest due on demand; unsecured            10,000            --

Less: current portion                                    (549,000)     (480,900)
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

NOTE 5.  SHAREHOLDERS' EQUITY

On September 19, 2003 the Board of Directors approved the 2003 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 50,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2002                    --   $           --
Granted                                     50,894,000            0.033
                                            ----------   --------------
Outstanding at December 31, 2003            50,894,000   $        0.033
                                            ==========   ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
$ 0.011 - 0.077    50,894,000         8.97          $  0.033    47,000,000    $  0.030

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On September 30, 2003 the Board of Directors approved the 2003 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,100,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2002                    --   $           --
Granted                                      2,100,000             0.07
                                            ----------   --------------
Outstanding at December 31, 2003             2,100,000   $         0.07
                                            ==========   ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
    $   0.07        2,100,000         9.91          $   0.07     2,100,000    $   0.07

On January 13, 2003 the Board of Directors approved the 2002 Coronado Industries, Inc. Management Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 90,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                             Number          Average
                                           of Options    Exercise Price
                                           -----------   --------------

Outstanding at December 31, 2001                    --   $           --
Granted                                     90,000,000            0.012
                                           -----------   --------------
Outstanding at December 31, 2002            90,000,000   $        0.012
Exercised                                           --               --
Cancelled                                  (84,000,000)           0.012
                                           -----------   --------------
Outstanding at December 31, 2003             6,000,000   $        0.012
                                           ===========   ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
 $ 0.01 - 0.02      6,000,000         7.16          $  0.012     6,000,000    $  0.012

On January 13, 2003 the Board of Directors approved the 2002 Coronado Industries, Inc. Employee Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 42,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                             Number          Average
                                           of Options    Exercise Price
                                           -----------   --------------

Outstanding at December 31, 2001                    --   $           --
Granted                                     42,000,000             0.01
                                           -----------   --------------
Outstanding at December 31, 2002            42,000,000   $         0.01
                                           -----------   --------------
Exercised                                   (2,100,000)            0.01
Cancelled                                  (39,400,000)            0.01
                                           -----------   --------------
Outstanding at December 31, 2003               500,000   $         0.01
                                           ===========   ==============

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
    $   0.01          500,000         8.04          $   0.01       500,000    $   0.01

On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,963,500 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2001             2,963,500   $         0.16
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2002             2,963,500   $         0.16
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2003             2,963,500   $        $0.16
                                            ==========   ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
 $ 0.10 - 0.22      2,963,500         5.68          $   0.16     2,963,500    $   0.16

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 750,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2001               750,000   $         0.20
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2002               750,000   $         0.20
Exercised                                           --               --
Cancelled                                      (25,000)            0.20
                                            ----------   --------------
Outstanding at December 31, 2003               725,000   $         0.20
                                            ==========   ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
    $   0.20          725,000         7.99          $   0.20       725,000    $   0.20

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 6,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2001             6,000,000   $        0.135
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2002             6,000,000   $        0.135
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2003             6,000,000   $        0.135
                                            ==========   ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
    $  0.135        6,000,000          7.01         $  0.135     6,000,000    $  0.135

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,599,999 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2001             2,599,999   $        0.198
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2002             2,599,999   $        0.198
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2003             2,599,999   $        0.198
                                            ==========   ==============

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
  $0.135-0.3        2,599,999         5.72          $  0.198     2,599,999    $  0.198

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 625,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2001               525,000   $        0.135
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2002               525,000   $        0.135
Exercised                                           --               --
Cancelled                                      (25,000)           0.135
                                            ----------   --------------
Outstanding at December 31, 2003               500,000   $        0.135
                                            ==========   ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
    $  0.135          500,000         7.01          $  0.135       500,000    $  0.135

On November 3, 1999 the Board of Directors approved the 1999 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 575,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2001               575,000   $         0.20
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2002               575,000   $         0.20
Exercised                                           --               --
Cancelled                                      (25,000)            0.20
                                            ----------   --------------
Outstanding at December 31, 2003               550,000   $         0.20
                                            ==========   ===============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
    $   0.20          550,000         5.84          $   0.20       550,000    $   0.20

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On November 3, 1999 the Board of Directors approved the 1999 Coronado Industries, Inc. Management Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,400,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2001             1,400,000   $         0.20
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2002             1,400,000   $         0.20
Exercised                                           --               --
                                            ----------   --------------
Outstanding at December 31, 2003             1,400,000   $       $ 0.20
                                            ==========   ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
    $   0.20        1,400,000         5.84          $   0.20     1,400,000    $   0.20

On December 21, 1998 the Board of Directors approved the 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,550,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                              Number         Average
                                            of Options   Exercise Price
                                            ----------   --------------

Outstanding at December 31, 2001             1,350,000   $        0.053
Exercised                                           --               --
                                            ----------    -------------
Outstanding at December 31, 2002             1,350,000            0.053
Exercised                                           --               --
                                            ----------    -------------
Outstanding at December 31, 2003             1,350,000    $       0.053
                                            ==========    =============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2003:

                                Options Outstanding              Options Exercisable
                         -----------------------------------    ----------------------
                                    Weighted
                                     Average        Weighted                  Weighted
                                    Remaining       Average                   Average
    Exercise        Number of      Contractual      Exercise    Number of     Exercise
     Price           Shares      Life (In Years)     Price        Shares       Price
---------------    ----------    ---------------    --------    ----------    --------
  $0.05- 0.075      1,350,000         4.97          $  0.053     1,350,000    $  0.053

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five (5) to ten (10) years, risk-free interest rates of five percent (5%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended December 31, 2003 and 2002 approximated $0.01 -
0.09 and $0.02-0.03, respectively.

NOTE 6. INCOME TAXES

As of December 31, 2003, the components of deferred income taxes are as follows:

Long-term Deferred Tax Assets (Liabilities)
     Net operating loss carryforwards                              $  4,700,000
     Depreciation and amortization                                           --
                                                                   ------------
                                                                      4,700,000
Less: valuation allowance                                            (4,700,000)
                                                                   ------------
Net Long-term Deferred Tax Asset                                   $         --
                                                                   ============

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company has provided a full valuation allowance on its deferred tax asset as of December 31, 2003. The valuation allowance increased by approximately $ 322,500 during the year ended December 31, 2003, primarily due to the increase in the net operating loss.

As of December 31, 2003, the Company has net operating loss carryforwards available to offset future federal and state taxable income in the amounts of approximately $11,992,000 and $9,165,000, respectively, and expiring as follows:

                       Net Loss Carryforward               Year of
                         Amount Available                 Expiration
                   -----------------------------       -----------------
     Year            Federal           State           Federal     State
     ----          ------------     ------------       -------     -----
     1993          $    137,000     $         --         2008        --
     1994                65,000               --         2009        --
     1995                97,000               --         2010        --
     1996                31,000               --         2011        --
     1997               561,000               --         2012        --
     1998             1,820,000               --         2018        --
     1999             1,040,000          929,000         2019       2004
     2000             3,206,000        3,206,000         2020       2005
     2001             2,400,000        2,400,000         2021       2006
     2002             1,315,000        1,400,000         2022       2007
     2003             1,320,000        1,320,000         2023       2008
                   ------------     ------------
                   $ 11,992,000     $  9,165,000
                   ============     ============

NOTE 7. COMMITMENTS

The Company leased office space in Fountain Hills, Arizona, under a non-cancelable operating lease agreement, which expired in June 2001. Subsequent to the expiration, the Company has continued to lease the space on a month-to-month basis. The rent is currently approximately $2,780 per month. For the years ended December 31, 2003 and 2002, rent expense under the lease agreements was $ 33,363 and $28,000, respectively.

NOTE 8. NOTES PAYABLE

As of December 31, 2003, notes payable consist of the following:

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                        2003
                                                                      ---------
15% per annum convertible note payable to Robert Suliot,
principal and interest payable on demand, through March, 2004
and convertible into 300,000 shares of common stock at maturity       $  25,000

15% per annum note payable to Julius Gelber, principal
and interest payable on demand, through March, 2004                      25,000

6.5% per annum note payable to Premium Financing Specialists,
Inc. with principal and interest payments of $5,756 through
June, 2004; uncollateralized                                             33,616
                                                                      ---------
                                                                         83,616
Less: current portion                                                   (83,616)
                                                                      ---------
                                                                      $      --
                                                                      =========

NOTE 9. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at December 31, 2003, in the amount of $1,000,146 and negative working capital in the amount $1,063,430.

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

NOTE 10. SUBSEQUENT EVENTS

During February 2004 the Board of Directors authorized the issuance of 5,224,300 shares of common stock for payment of certain related party debt in the amount of $296,000 and accrued interest related thereto in the amount of $17,458.