Form 10QSB
period 2004-03-31
CORONADO INDUSTRIES INC
filed 2004-05-17
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - March 31, 2004

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2004: 168,966,062

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                                                            Page
                                                                            ----
PART I

Item 1. Financial Statements..............................................    3

        Balance Sheet.....................................................    3
        Statement of Operations...........................................    5
        Statement of Changes in Stockholders' Equity (Deficit)............    6
        Statement of Cash Flows...........................................    7
        Notes to Financial Statements.....................................    8

Item 2. Management's Discussion and Analysis or Plan of Operation.........   11

Item 3. Controls and Procedures...........................................   13

PART II

Item 1. Legal Proceedings.................................................   14

Item 2. Changes in Securities.............................................   14

Item 3. Defaults Upon Senior Securities...................................  N/A

Item 4. Submission of Matter to a Vote of Security Holders................  N/A

Item 5. Other Matters.....................................................  N/A

Item 6. Exhibits and Reports on Form 8-K..................................   14

SIGNATURES................................................................   15

                                     PART I

Item 1.  Financial Statements

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                     ASSETS

                                                   (Unaudited)
                                                     March 31,     December 31,
                                                       2004           2003
                                                   ------------    ------------
CURRENT ASSETS

   Cash & Cash Equivalents                         $        178    $     10,724
   Prepaid Expenses                                      95,691          51,662
   Deferred Compensation                                 50,000          50,000
                                                   ------------    ------------

TOTAL CURRENT ASSETS                                    145,869         112,386
                                                   ------------    ------------

Property and Equipment-Net                                9,029          18,152

OTHER ASSETS

   Inventory                                             43,366          24,299
   Deferred Compensation                                  8,333          20,833
                                                   ------------    ------------

TOTAL ASSETS                                       $    206,597    $    175,670
                                                   ============    ============


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                  CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
            AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   (Unaudited)
                                                     March 31,     December 31,
                                                       2004           2003
                                                   ------------    ------------
CURRENT LIABILITIES

   Notes Payable to Related Parties - Current
     Portion                                       $    363,400    $    549,000
   Notes Payable                                         66,808          83,616
   Accounts Payable                                     129,711         126,613
   Accrued Salaries                                     407,066         313,317
   Accrued Interest                                       5,268          19,510
   Accrued Taxes                                         98,104          83,760
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                             1,070,357       1,175,816
                                                   ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.0001 par value;
   3,000,000 shares authorized, none
   issued or outstanding                                     --              --
Common Stock - $0.001 par value;
   400,000,000 shares authorized,
   167,850,218 and 160,502,022
   shares issued and outstanding,
   at March 31, 2004 and December 31,
   2003, respectively                                   167,850         160,502
Additional Paid In Capital                           11,204,092      10,693,968
Accumulated Deficit                                 (12,235,702)    (11,854,616)
                                                   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (863,760)     (1,000,146)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $    206,597    $    175,670
                                                   ============    ============


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED, MARCH 31, 2004 AND 2003


                                                            (Unaudited)
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
REVENUE

   Product Revenue                                 $         --    $         --

COST OF SALES

   Cost of Product Revenues                                  --              --
                                                   ------------    ------------
GROSS PROFIT (LOSS)                                $         --    $         --
                                                   ------------    ------------
General & Administrative Expenses
   Salaries and wages                                   187,892          65,480
   Public relations                                      16,473              --
   Legal and professional fees                           68,174          52,391
   FDA expense                                           44,500           8,800
   Rent expense                                           7,589           7,816
   Miscellaneous expense                                 40,218           6,563
                                                   ------------    ------------
                                                        364,846         141,050
                                                   ------------    ------------
LOSS FROM OPERATIONS                                   (364,846)       (141,050)
                                                   ------------    ------------
OTHER INCOME (EXPENSE)

   Interest Expense                                     (16,240)         (6,889)
                                                   ------------    ------------
                                                        (16,240)         (6,889)
                                                   ------------    ------------

NET LOSS                                           $   (381,086)   $   (147,939)
                                                   ============    ============

BASIC AND DILUTED LOSS PER SHARE                   $         --    $         --
                                                   ============    ============

WEIGHTED AVERAGE  SHARES OUTSTANDING                164,706,253      82,932,919
                                                   ============    ============


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE
                 THREE MONTHS ENDED, MARCH 31, 2004 (UNAUDITED)

                                        COMMON STOCK             ADDITIONAL      RETAINED      STOCKHOLDERS'
                                 ---------------------------      PAID-IN        EARNINGS         EQUITY
                                    SHARES        PAR VALUE       CAPITAL        (DEFICIT)       (DEFICIT)
                                 -----------     -----------    ------------    ------------    -------------
Balance at December 31, 2002      81,236,063     $    81,236    $  9,656,112    $(10,530,288)   $    (792,940)

Stock Issued for Services          5,420,570           5,421         194,576              --          199,997

Stock Issued for Salaries,
  Debt and Interest               71,745,389          71,745         824,380              --          896,125

Stock Options Excercised           2,100,000           2,100          18,900              --           21,000

Net Loss                                  --              --              --      (1,324,328)      (1,324,328)
                                 -----------     -----------    ------------    ------------    -------------

Balance at December 31, 2003     160,502,022         160,502      10,693,968     (11,854,616)      (1,000,146)

Stock Issued for Debt and
  Interest                         5,224,303           5,224         308,234              --          313,458

Stock Issues for Services          2,023,893           2,024         194,990              --          197,014

Stock Options Excercised             100,000             100           6,900              --            7,000

Net Loss (unaudited)                      --              --              --        (381,086)        (381,086)
                                 -----------     -----------    ------------    ------------    -------------
                                 167,850,218     $   167,850    $ 11,204,092    $(12,235,702)   $    (863,760)
                                 ===========     ===========    ============    ============    =============


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED, MARCH, 2004 AND 2003

                                                            (Unaudited)
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                               $   (381,086)   $   (147,939)
   Adjustments to reconcile net income to net
      cash used by operating activities:
      Depreciation                                          588           2,494
      Stock issued for salaries                          64,633          46,139
      Stock issued for services                         132,381          33,274
      Stock issued for interest                          17,458          24,525

   Changes in Assets and Liabilities:
      Prepaid expenses                                  (44,029)             --
      Inventory                                         (19,067)         10,000
      Deferred compensation                              12,500              --
      Accounts payable                                    3,098         (44,634)
      Accrued salaries                                   93,749              --
      Accrued interest                                  (14,242)          2,869
      Accrued taxes                                      14,344         (23,636)
                                                   ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                  (119,673)        (96,908)
                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Disposition of equipment                               8,535              --
                                                   ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                 8,535              --
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings - Related party             110,400         107,500
   Repayment of notes payable                           (16,808)             --
   Proceeds from exercise of stock options                7,000              --
                                                   ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               100,592         107,500
                                                   ------------    ------------
Net change in cash and cash equivalents                 (10,546)         10,592

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         10,724           2,239
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $        178    $     12,831
                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                   $     13,025    $         --
                                                   ============    ============
Non-cash transactions:
   Issuance of common stock for salaries           $     64,633    $     46,139
   Issuance of common stock for services           $    132,381    $     33,274
   Issuance of common stock for interest           $     17,458    $     24,525
   Issuance of common stock for debt               $    296,000    $         --


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004 and the results of its operations, changes in stockholders' deficit, and cash flows for the three months ended March 31, 2004. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION:

The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation. "Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No.
123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net Loss:                                          $   (381,086)   $   (147,939)
   As Reported
      Add: Stock-based employee compensations
           expense included in reported net
           income, net of related tax effects                --              --

      Deduct: Total stock based employee
           Compensation expense determined
           under fair value based method for
           all awards, net of related tax effects            --              --
                                                   ------------    ------------

Proforma net loss                                  $   (381,086)   $   (147,939)
                                                   ============    ============

Loss per share:
   As reported                                     $      (0.00)   $      (0.00)

   Proforma                                        $      (0.00)   $      (0.00)


NOTE 2 LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2004, the Company had approximately 75,582,499 shares of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at March 31, 2004 in the amount of $(863,760) and negative working capital in the amount of $(924,488).

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

QUARTER ENDING MARCH 31, 2004

OPERATIONS. For the quarter ending March 31, 2004 Registrant experienced a net loss of $437,336, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $364,846. 86.9% of

Registrant's first quarter 2004 corporate expenses consisted of salaries and wages of $187,892 (51.5%), professional expenses of $112,674 (30.9%)and shareholder services and media promotion of $16,473 (4.5%). In comparison, during first quarter 2003 89.8% of Registrant's corporate expense of $141,050 consisted of salaries and wages of $65,480 (46.4%), professional expenses of $61,191 (43.4%) and shareholder services and media promotion of $0 (0.0%). The increase in salaries and wages in 2004 from 2003 resulted from management waiving approximately $50,000 of salary during the 2003 quarter. The increase in professional expenses in 2004 from 2003 occurred as a result of increased
FDA-type expenses in 2004. The increase in shareholder services and media promotion in 2004 from 2003 resulted from the lack of an agreement with any shareholder relations firm during the 2003 quarter. Approximately 46% of the corporate expenses in 2003 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the second half of 2004. Registrant expects its professional expenses in 2004 to remain at the higher level as a result of its increased costs for its European distribution application. Registrant expects its shareholder services and media promotion expenses will remain at the current level throughout 2004.

In the second half of 2003 Registrant executed four different contracts with two different European companies for the distribution of Registrant's PNT product to the countries of Italy, Algeria, Libya, Morocco, Tunisia, Spain and Portugal. These agreements provide for the monthly or quarterly minimum purchase quantities in the first half of 2004. Such product distribution has been postponed until after the Type 2a product classification is received by Registrant.

In 2003 Registrant commenced its application for a Type 2a European medical product distribution certification, as allowed under EC-Directives on medical devices. Successful completion of the Type 2a certification process will allow Registrant's devices to be sold within the European Union. Registrant can not sell its product in Europe until the Type 2a certification process is completed. Registrant believes this classification process will be completed within the next few months; however, Registrant may be required to conduct additional clinical patient studies in Europe to complete its certification process. At this time there is no assurance as to when this certification process in Europe will be completed.

LIQUIDITY AND CAPITAL RESOURCES.

Because of Registrant's current inventory levels, on a short-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, unless a substantial order is placed. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,400,000 per year, the Registrant suffered from a liquidity shortage during 2003. Through February 3, 2004 Registrant was required to borrow a total of $289,000 from three Directors, which were repaid with restricted common stock in February 2004. From February 4, 2004 to March 31, 2004 registrant borrowed a total of $63,400, $50,000 from its three Driectors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2004; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

From February 2003 through February 3, 2004 G. Richard Smith, Registrant's Chairman, had loaned Registrant $102,000; Gary R. Smith had loaned Registrant $89,000; and Dr. John T. LiVecchi had loaned Registrant $98,000. These loans accrued interest at 15% per annum. These loans plus interest were repaid on February 3, 2004 with the issuance of 1,782,178 shares to G. Richard Smith, 1,569,231 shares to Gary R. Smith and 1,740,851 shares to Dr. John T. LiVecchi.

From February 4, 2003 through March 31, 2004 Registrant borrowed the following sums from the indicated individuals: G. Richard Smith - $20,000; Gary R. Smith - $20,000; and John T. LiVecchi - $10,000.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending for the Registrant at March 31, 2004.

ITEM 2. CHANGES IN SECURITIES.

     In February 2004 Registrant issued a total of 5,224,304 restricted shares to six individuals, including three Directors, upon conversion of $296,000 of loans and $17,458 of accrued interest. These shares were issued under Section 4(2) of the Securities Act of 1933.

     All other securities issued by Registrant during the quarter ended March 31, 2004 were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit
          Number                        Description
          -------                       -----------

           31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.



Date: May 13, 2004                      By: /s/ G. Richard Smith
                                            ------------------------------------
                                            G. Richard Smith
                                            Chairman (Chief Executive Officer)


                                        By: /s/ Gary R. Smith
                                            ------------------------------------
                                            Gary R. Smith
                                            Treasurer (Chief Accounting Officer)