Form 10QSB
period 2004-06-30
CORONADO INDUSTRIES INC
filed 2004-08-13
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended - June 30, 2004

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 4, 2004: 172,278,622.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                                                            Page
                                                                            ----
PART I

      Item 1. Financial Statements                                            3

      Item 2. Management's Discussion and Analysis or Plan of Operation      13

      Item 3. Controls and Procedures                                        15

PART II

      Item 1. Legal Proceedings                                              16

      Item 2. Changes in Securities                                          16

      Item 3. Defaults Upon Senior Securities                               N/A

      Item 4. Submission of Matter to a Vote of Security Holders            N/A

      Item 5. Other Matters                                                 N/A

      Item 6. Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                   17

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                     ASSETS

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                       2004           2003
                                                   ------------    ------------
CURRENT ASSETS
   Cash & Cash Equivalents                         $     27,830    $     10,724
   Prepaid Expenses                                      58,806          51,662
   Deferred Compensation                                 45,833          50,000
                                                   ------------    ------------

TOTAL CURRENT ASSETS                                    132,469         112,386
                                                   ------------    ------------

Property and Equipment-Net                                8,442          18,152

OTHER ASSETS
   Inventory                                             43,366          24,299
   Deferred Compensation                                     --          20,833
                                                   ------------    ------------

TOTAL ASSETS                                       $    184,277    $    175,670
                                                   ============    ============



             SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                  CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEET
            AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                       2004           2003
                                                   ------------    ------------
CURRENT LIABILITIES
   Notes Payable to Related Parties                $    450,000    $    549,000
   Notes Payable                                         55,603          83,616
   Accounts Payable                                     118,409         126,613
   Accrued Salaries                                     500,817         313,317
   Accrued Interest                                       7,227          19,510
   Accrued Taxes                                        112,447          83,760
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                             1,244,503       1,175,816
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.0001 par value; 3,000,000
   shares authorized, none issued or outstanding             --              --
Common Stock - $0.001 par value; 400,000,000
   shares authorized, 170,244,627 and 160,502,022
   shares issued and outstanding, respectively          170,245         160,502
Additional Paid In Capital                           11,517,953      10,693,968
Accumulated Deficit                                 (12,748,424)    (11,854,616)
                                                   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (1,060,226)     (1,000,146)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $    184,277    $    175,670
                                                   ============    ============


             SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
               SIX AND THREE MONTHS ENDED, JUNE 30, 2004 AND 2003

                                              (Unaudited)                       (Unaudited)
                                           Six Months Ended                 Three Months Ended
                                    ------------------------------    ------------------------------
                                         2004             2003             2004            2003
                                    -------------    -------------    -------------    -------------
REVENUE
   Product Revenue                  $          --    $          --    $          --    $          --

COST OF SALES
   Cost of Product Revenues                    --               --               --               --
                                    -------------    -------------    -------------    -------------
GROSS PROFIT (LOSS)                            --               --               --               --
                                    -------------    -------------    -------------    -------------

General & Administrative Expenses
   Salaries and wages                     499,852          217,120          311,960          151,640
   Public relations                        51,634           29,500           35,161           29,500
   Legal and professional fees            154,189           87,946           86,015           35,555
   FDA expense                             63,900           12,800           19,400            4,000
   Rent expense                            15,834           15,862            8,245            8,046
   Miscellaneous expense                   73,622           51,874           33,404           45,311
                                    -------------    -------------    -------------    -------------
                                          859,031          415,102          494,185          274,052
                                    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                     (859,031)        (415,102)        (494,185)        (274,052)
                                    -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
   Interest Income                             --               --               --               --
   Interest Expense                       (34,777)         (24,020)         (18,537)         (17,131)
   Deferred loan expense                       --               --               --               --
                                    -------------    -------------    -------------    -------------
                                          (34,777)         (24,020)         (18,537)         (17,131)
                                    -------------    -------------    -------------    -------------

NET LOSS                            $    (893,808)   $    (439,122)   $    (512,722)   $    (291,183)
                                    =============    =============    =============    =============

BASIC LOSS PER SHARE                $          --    $          --    $          --    $          --
                                    =============    =============    =============    =============
WEIGHTED AVERAGE
   SHARES OUTSTANDING                 166,891,160       99,329,898      169,076,066      144,284,712
                                    =============    =============    =============    =============


             SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED, JUNE 30, 2004

                                            COMMON STOCK            ADDITIONAL      RETAINED     STOCKHOLDERS'
                                     ---------------------------     PAID-IN        EARNINGS        EQUITY
                                        SHARES        PAR VALUE      CAPITAL        (DEFICIT)      (DEFICIT)
                                     ------------    -----------   ------------   ------------   -------------
Balance at December 31, 2002           81,236,063   $     81,236   $  9,656,112   $(10,530,288)  $    (792,940)

Stock Issued for Services               5,420,570          5,421        194,576             --         199,997

Stock Options Exercised                 2,100,000          2,100         18,900             --          21,000

Stock Issued for Salaries,
  Debt and Interest                    71,745,389         71,745        824,380             --         896,125

Net Loss                                       --             --             --     (1,324,328)     (1,324,328)
                                     ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2003          160,502,022        160,502     10,693,968    (11,854,616)     (1,000,146)

Stock Issued for Debt and Interest      5,224,303          5,224        308,234           --           313,458

Stock and Options Issued
  for Services                          4,218,302          4,219        495,051           --           499,270

Stock Options Exercised                   300,000            300         20,700           --            21,000

Net Loss                                       --             --             --       (893,808)       (893,808)
                                     ------------   ------------   ------------   ------------    ------------

Balance at June 30, 2004              170,244,627   $    170,245   $ 11,517,953   $(12,748,424)   $ (1,060,226)
                                     ============   ============   ============   ============    ============


             SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED, JUNE 30, 2004 AND 2003


                                                             (Unaudited)
                                                      Six Months Ended June 30,
                                                         2004            2003
                                                      ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                            $(893,808)      $(439,122)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation                                        1,175           4,988
      Stock issued for salaries                         154,518         235,386
      Stock and options issued for services             344,752          84,450
      Stock issued for interest                          17,458          24,525

  Changes in Assets and Liabilities:
      Inventory                                         (19,067)          6,887
      Prepaid expenses                                   (7,144)             --
      Deferred Compensation                              25,000         (43,750)
      Accounts payable                                   (8,204)        (46,593)
      Accrued salaries                                  187,500             817
      Accrued interest                                  (12,283)        (20,309)
      Accrued taxes                                      28,687          17,213
                                                      ---------       ---------
NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES       (181,416)       (175,508)
                                                      ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Disposition of Equipment                                8,535              --
  Acquisition of Equipment                                   --          (2,900)
                                                      ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                     8,535          (2,900)
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                              210,400         181,000
  Repayment on Notes Payable, Related Party             (13,400)             --
  Repayment on Notes Payable                            (28,013)             --
  Proceeds from exercise of stock options                21,000              --
                                                      ---------       ---------
NET CASH  PROVIDED/(USED) BY FINANCING ACTIVITIES       189,987         181,000
                                                      ---------       ---------

Net change in cash and cash equivalents                  17,106           2,592

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         10,724           2,239
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  27,830       $   4,831
                                                      =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid                                       $  29,602       $  12,200
                                                      =========       =========


             SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED, JUNE 30, 2004 AND 2003
                                  (CONTINUED)


Non Cash Transactions:
  Issuance of common stock for salaries                 154,518         139,072
  Issuance of common stock and options for services     344,752          84,450
  Issuance of common stock for interest                  17,458          24,525
  Issuance of common stock for debt                     296,000         262,400


             SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED, JUNE 30, 2004 AND 2003


                                                            (Unaudited)
                                                    Three Months Ended June 30,
                                                       2004              2003
                                                    ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                          $(512,722)        $(291,183)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation                                        588             2,494
      Stock and options issued for services           212,370            51,176
      Stock issued for salaries                        89,885            96,314

  Changes in Assets and Liabilities:
      Prepaid Expenses                                 36,885                --
      Inventory                                            --            (3,113)
      Deferred Compensation                            12,500           (43,750)
      Accounts payable                                (11,302)           (1,959)
      Accrued salaries                                 93,751            93,750
      Accrued interest                                  1,959             3,327
      Accrued taxes                                    14,343            14,344
                                                    ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                 (61,743)          (78,600)
                                                    ---------         ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                 --            (2,900)
                                                    ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                      --            (2,900)
                                                    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment on Notes Payable, Related Party           (13,400)               --
  Proceeds from borrowings                            100,000            73,500
  Repayment on Notes Payable                          (11,205)               --
  Proceeds from exercise of stock options              14,000                --
                                                    ---------         ---------
NET CASH  PROVIDED BY FINANCING ACTIVITIES             89,395            73,500
                                                    ---------         ---------

Net change in cash and cash equivalents                27,652            (8,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          178            12,831
                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  27,830         $   4,831
                                                    =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                     $      --         $  12,200
                                                    =========         =========
Non Cash Transactions:
  Issuance of common stock for salaries                89,885            96,314
  Issuance of common stock and options
    for services                                      212,370            51,176


             SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations, changes in stockholders' deficit, and cash flows for the three months ended June 30, 2004. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


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


STOCK BASED COMPENSATION:

The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation. "Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No.
123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


STOCK BASED COMPENSATION (Continued):

periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

                                                         Three Months Ended
                                                              June 30,
                                                     -------------------------
                                                         2004          2003
                                                     -----------   -----------

Net Loss:                                            $  (512,722)  $  (291,183)
   As Reported
      Add: Stock-based employee compensations
           Expense included in reported net
           income, net of related tax effects                 --            --

       Deduct: Total stock based employee
           Compensation expense determined
           under fair value based method for
           all awards, net of related tax effects     (1,012,605)           --
                                                     -----------   -----------

Proforma net loss                                    $(1,525,327)  $  (291,183)
                                                     ===========   ===========

Less per share:
   As reported                                       $     (0.00)  $     (0.00)

   Proforma                                          $     (0.01)  $     (0.00)


The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions; expected life of options of 10 years, risk free interest rate of 4.59%, volatility of 104%, and a zero percent (0%) dividend yield.


NOTE 2. LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2004, the Company had approximately 93,632,499 shares of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at June 30, 2004 in the amount of $ (1,060,226) and negative working capital in the amount of $ (1,112,034).

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

QUARTER ENDING JUNE 30, 2003

OPERATIONS. For the quarter ending June 30, 2004 Registrant experienced a net loss of $512,722, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $494,185. 91.5% of Registrant's second quarter 2004 corporate expenses consisted of salaries and wages of $311,960 (63.1%), professional expenses of $105,415 (21.3%) and shareholder services and media promotion of $35,161 (7.1%). In comparison, during second quarter 2003 80.5% of Registrant's corporate expense of $274,052 consisted of salaries and wages of $151,640 (55.3%), professional expenses of $39,555 (14.4%) and shareholder services and media promotion of $29,500 (10.8%). The increase in salaries and wages in 2004 from 2003 resulted from the addition of a Director of Marketing and Product Development in June of 2003, and increased wages for non-management personnel and consultants. The increase in professional expenses in 2004 from 2003 occurred as a result of higher expenses in connection with the European distribution approval process. The increase in media promotion in 2004 from 2003 resulted from an agreement with a new media relations firm in 2004. Registrant expects its salaries and wages to be stable in the second half of 2004. Registrant expects its professional expenses in 2004 to remain at a lower level until it submits another protocol to the FDA. Registrant's media relation expenses will dramatically increase when Registrant commences distribution of its product.

In the second half of 2003 Registrant executed four different contracts with two different European companies for the distribution of Registrant's PNT product to the countries of Italy, Algeria, Libya, Morocco, Tunisia, Spain and Portugal. These agreements provide for the monthly or quarterly minimum purchase quantities in the first half of 2004. Such product distribution had been postponed until after the Type 2a product classification was received by Registrant. Registrant's Type 2a European medical product distribution certification was received in July 2004. Registrant intends to commence distribution of its PNT product in Europe in the near future. However, it is unlikely that the sale of product in Europe under its present agreements by Registrant will lead to profitable operations in 2004.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,500,000 in 2003, the Registrant suffered from a liquidity shortage during the first half of 2004. During the second quarter of 2004 Registrant was required to borrow a total of $100,000 from its Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2004; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

Through June 30, 2004 the Registrant received loans of $342,000 from G. Richard Smith, Registrant's Chairman; $55,000 from Gary R. Smith, the Registrant's President; and $40,000 from Dr. John T. LiVecchi, a Director. These loans accrue interest at the rate of 15% per annum, except for a $300,000 loan from G. Richard Smith which bears interest at 16% per annum.


SIX MONTHS ENDING JUNE 30, 2004

OPERATIONS. For the six months ending June 30, 2004 Registrant experienced a net loss of $893,808, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $859,031. 89.6% of Registrant's 2004 first half corporate expenses consisted of salaries and wages of $499,852 (58.2%), professional expenses of $218,089 (25.4%) and media promotion of $51,634 (6.0%). In comparison, during first half of 2003 83.7% of Registrant's corporate expense of $415,102 consisted of salaries and wages of $217,120 (52.3%), professional expenses of $100,746 (24.3%) and media promotion of $29,500 (7.1%). The increase in salaries and wages in 2004 from 2003 resulted from management waiving approximately $50,000 of salary during the 2003 period, the Registrant hiring a Director of Marketing and Product Development in June of 2003, and increased wages of non-management personnel and consultants in 2004. The increase in professional expenses in 2004 from 2003 occurred as a result of increased expenses in 2004 in connection with the European distribution approval process. The increase in media promotion in 2004 from 2003 resulted from an agreement with a new media relations firm in 2004.

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

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending for the Registrant at June 30, 2004.

ITEM 2. CHANGES IN SECURITIES.

     All securities issued by Registrant during the quarter ended June 30, 2004 were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K

          No filings on Form 8-K with the Commission were made by Registrant during the quarter ending June 30, 2004.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.


Date: August 10, 2004                   By: /s/ G. Richard Smith
                                            ------------------------------------
                                            G. Richard Smith
                                            Chairman (Chief Executive Officer)


                                        By: /s/ Gary R. Smith
                                            ------------------------------------
                                            Gary R. Smith
                                            Treasurer (Chief Accounting Officer)