Form 10QSB
period 2004-09-30
CORONADO INDUSTRIES INC
filed 2004-11-15
CIK 859365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended - September 30, 2004

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2004: 175,448,514.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                                                            Page
                                                                            ----
PART I

      Item 1. Financial Statements                                            3

      Item 2. Management's Discussion and Analysis or Plan of Operation      14

      Item 3. Controls and Procedures                                        15

PART II

      Item 1. Legal Proceedings                                              16

      Item 2. Changes in Securities                                          16

      Item 3. Defaults Upon Senior Securities                               N/A

      Item 4. Submission of Matter to a Vote of Security Holders            N/A

      Item 5. Other Matters                                                 N/A

      Item 6. Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                   17

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
           AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                     ASSETS

                                                 (Unaudited)
                                                September 30,      December 31,
                                                    2004               2003
                                                -------------      ------------
CURRENT ASSETS

   Cash & Cash Equivalents                      $      43,441      $     10,724
   Prepaid Expenses                                    29,539            51,662
   Deferred Compensation                               33,333            50,000
                                                -------------      ------------

TOTAL CURRENT ASSETS                                  106,313           112,386

Property and Equipment-Net                              7,854            18,152

OTHER ASSETS

   Inventory                                           49,064            24,299
   Deferred Compensation                                   --            20,833
                                                -------------      ------------

TOTAL ASSETS                                    $     163,231      $    175,670
                                                =============      ============



        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET
           AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                 (Unaudited)
                                                September 30,      December 31,
                                                    2004               2003
                                                -------------      ------------
CURRENT LIABILITIES

   Notes Payable to Related Parties             $     313,000      $    549,000
   Notes Payable                                       50,000            83,616
   Accounts Payable                                   123,079           126,613
   Accrued Salaries                                   594,567           313,317
   Accrued Interest                                     1,338            19,510
   Accrued Taxes                                      126,790            83,760
                                                -------------      ------------

TOTAL CURRENT LIABILITIES                           1,208,774         1,175,816
                                                -------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock - $0.0001 par value;
   3,000,000 shares authorized, none
   issued or outstanding                                   --                --
Common Stock - $0.001 par value;
   400,000,000 shares authorized,
   178,523,588 and 160,502,022 shares
   issued and outstanding, respectively               178,524           160,502
Additional Paid In Capital                         12,082,535        10,693,968
Accumulated Deficit                               (13,306,602)      (11,854,616)
                                                -------------      ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (1,045,543)       (1,000,146)
                                                -------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                             $     163,231      $    175,670
                                                =============      ============



        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
            NINE AND THREE MONTHS ENDED, SEPTEMBER 30, 2004 AND 2003

                                            (Unaudited)                        (Unaudited)
                                          Nine Months Ended                 Three Months Ended
                                    ------------------------------    ------------------------------
                                        2004             2003              2004             2003
                                    -------------    -------------    -------------    -------------
REVENUE

   Product Revenue                  $          --    $          --    $          --    $          --


COST OF SALES

   Cost of Product Revenues                    --               --               --               --
                                    -------------    -------------    -------------    -------------

GROSS PROFIT (LOSS)                            --               --               --               --
                                    -------------    -------------    -------------    -------------

General & Administrative Expenses
   Salaries and wages                     691,871          442,744          192,019          225,624
   Public relations                       104,762           41,500           53,128           12,000
   Legal and professional fees            225,071          146,559           70,882           58,613
   FDA expense                            214,096           21,800          150,196            9,000
   Rent expense                            25,179           24,959            9,345            9,097
   Miscellaneous expense                  135,002           74,826           61,380           22,952
                                    -------------    -------------    -------------    -------------
                                        1,395,981          752,388          536,950          337,286
                                    -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                   (1,395,981)        (752,388)        (536,950)        (337,286)
                                    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)

   Interest Income                             --               --               --               --
   Interest Expense                       (56,005)         (41,137)         (21,228)         (17,117)
                                    -------------    -------------    -------------    -------------
                                          (56,005)         (41,137)         (21,228)         (17,117)
                                    -------------    -------------    -------------    -------------
NET LOSS                            $  (1,451,986)   $    (793,525)   $    (558,178)   $    (354,403)
                                    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE    $       (0.01)   $        (.01)   $          --    $          --
                                    =============    =============    =============    =============

WEIGHTED AVERAGE
   SHARES OUTSTANDING                 168,674,823      117,687,940      172,203,376      154,093,500
                                    =============    =============    =============    =============


        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED, SEPTEMBER 30, 2004

                                            Common Stock            Additional      Retained      Stockholders'
                                     ---------------------------      Paid-In       Earnings         Equity
                                        Shares        Par Value       Capital       (Deficit)       (Deficit)
                                     ------------   ------------   ------------   ------------    -------------
Balance at December 31, 2002           81,236,063   $     81,236   $  9,656,112   $(10,530,288)   $    (792,940)

Stock Issued for Services               5,420,570          5,421        194,576             --          199,997

Stock Options Exercised                 2,100,000          2,100         18,900             --           21,000

Stock Issued for Salaries,
  Debt and Interest                    71,745,389         71,745        824,380             --          896,125

Net Loss                                       --             --             --     (1,324,328)      (1,324,328)
                                     ------------   ------------   ------------   ------------    -------------

Balance at December 31, 2003          160,502,022        160,502     10,693,968    (11,854,616)      (1,000,146)

Stock Issued for Debt and Interest     10,746,428         10,746        611,916             --          622,662

Stock and Options Issued for
  Services                              6,875,138          6,876        749,051             --          755,927

Stock Options Exercised                   300,000            300         20,700             --           21,000

Common Stock Issued for Cash              100,000            100          6,900             --            7,000

Net Loss                                       --             --             --     (1,451,986)      (1,451,986)
                                     ------------   ------------   ------------   ------------    -------------

Balance at September 30, 2004         178,523,588   $    178,524   $ 12,082,535   $(13,306,602)   $  (1,045,543)
                                     ============   ============   ============   ============    =============



        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED, SEPTEMBER 30, 2004 AND 2003


                                                             (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                          $(1,451,986)   $  (793,525)
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
         Depreciation                                      1,763          7,483
         Stock issued for salaries                       221,214        327,861
         Stock and options issued for services           534,713        136,124
         Stock issued for interest                        28,162         24,525

   Changes in Assets and Liabilities:
      Inventory                                          (24,765)         3,116
      Prepaid expenses                                    22,123             --
      Deferred Compensation                               37,500        (37,500)
      Accounts payable                                    (3,534)       (67,292)
      Accrued salaries                                   281,250         94,567
      Accrued interest                                   (18,172)       (15,192)
      Accrued taxes                                       43,031         40,236
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                   (328,702)      (279,597)
                                                     -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Disposition of Equipment                                8,535             --
                                                     -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  8,535             --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stock issuance                            7,000             --
   Proceeds from borrowings                              371,900        270,500
   Repayment on Notes Payable, Related Party             (13,400)            --
   Repayment on Notes Payable                            (33,616)            --
   Proceeds from exercise of stock options                21,000         20,000
                                                     -----------    -----------
NET CASH  PROVIDED/(USED) BY FINANCING ACTIVITIES        352,884        290,500
                                                     -----------    -----------
Net change in cash and cash equivalents                   32,717         10,903

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          10,724          2,239
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    43,441    $    13,142
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest Paid                                     $    39,750    $    24,200
                                                     ===========    ===========

                                                                     (Continued)

        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED, SEPTEMBER 30, 2004 AND 2003
                                  (Continued)


                                                             (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------

Non Cash Transactions:
   Issuance of common stock for salaries                 221,214        327,861
   Issuance of common stock and options
     for services                                        534,713        136,124
   Issuance of common stock for interest                  28,162         24,525
   Issuance of common stock for debt                     594,500        262,400



        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED, SEPTEMBER 30, 2004 AND 2003


                                                             (Unaudited)
                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                          $  (558,178)   $  (354,403)
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
         Depreciation                                        588          2,495
         Stock issued for services                       189,961         51,674
         Stock issued for salaries                        66,696         92,475
         Stock issued for interest                        10,704             --

   Changes in Assets and Liabilities:
      Prepaid Expenses                                    29,267             --
      Inventory                                           (5,698)        (3,771)
      Deferred Compensation                               12,500          6,250
      Accounts payable                                     4,670        (20,699)
      Accrued salaries                                    93,750         93,750
      Accrued interest                                    (5,889)         5,117
      Accrued taxes                                       14,343         23,023
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                   (147,286)      (104,089)
                                                     -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Disposition of Equipment                                   --          2,900
                                                     -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     --          2,900
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                              161,500         89,500
   Proceeds from stock issuance                            7,000             --
   Proceeds from exercise of stock options                    --         20,000
   Repayment on Notes Payable                             (5,603)            --
                                                     -----------    -----------
NET CASH  PROVIDED BY FINANCING ACTIVITIES               162,897        109,500
                                                     -----------    -----------
Net change in cash and cash equivalents                   15,611          8,311

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          27,830          4,831
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    43,441    $    13,142
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                     $    15,750    $    12,000
                                                     ===========    ===========

                                                                     (Continued)

        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                   CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED, SEPTEMBER 30, 2004 AND 2003
                                  (Continued)


                                                             (Unaudited)
                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------

Non Cash Transactions:
   Issuance of common stock for salaries                  66,696         92,475
   Issuance of common stock for services                 189,961         51,674
   Issuance of common stock for interest                  10,704             --
   Issuance of common stock for debt                     298,500             --



        SEE THE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004 and the results of its operations, changes in stockholders' deficit, and cash flows for the three months ended September 30, 2004. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net Loss:                                         $   (558,178)    $   (354,403)
  As Reported
    Add: Stock-based employee compensations
         Expense included in reported net
         income, net of related tax effects       $         --     $         --

    Deduct: Total stock based employee
         Compensation expense determined
         under fair value based method for
         all awards, net of related tax effects   $         --     $         --
                                                  ------------     ------------

Proforma net loss                                 $   (558,178)    $   (354,403)
                                                  ============     ============
Less per share:
  As reported                                     $      (0.00)    $      (0.00)

  Proforma                                        $      (0.00)    $      (0.00)


NOTE 2.  LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2004, the Company had approximately 93,632,499 shares of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

                            CORONADO INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3.  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at September 30, 2004 in the amount of $(1,045,543) and negative working capital in the amount of $(1,102,461).

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

QUARTER ENDING SEPTEMBER 30, 2004

OPERATIONS. For the quarter ending September 30, 2004 Registrant experienced a net loss of $558,178, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $536,950 and net interest expense of $21,228. 86.8% of Registrant's third quarter 2004 corporate expenses consisted of salaries and wages of $192,019 (35.8%), professional expenses of $221,078 (41.2%) and media promotion of $53,128 (9.9%). In comparison, during third quarter 2003 90.5% of Registrant's corporate expense of $337,286 consisted of salaries and wages of $225,624 (66.9%), professional expenses of $67,613 (20.0%) and media promotion of $12,000 (3.6%). The decrease in salaries and wages during the 2004 quarter resulted from bonuses to non-management personnel in the 2003 quarter. The increase in promotional expenses in 2004 resulted from engaging two public relations firms in 2004. The substantial increase in professional expenses in 2004 over 2003 occurred as a result of increased expenses in connection with the Registrant's product approval in Europe during the quarter. Over 45% of the corporate expenses in 2004 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in the last quarter of 2004. Registrant expects its professional and promotional expenses throughout the remainder of 2004 to remain at a high level as its European marketing activities continue.

LIQUIDITY AND CAPITAL RESOURCES. On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant's current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,700,000 per year, the Registrant suffered from a liquidity shortage during the third quarter of 2004. During the third quarter of 2004 Registrant was required to borrow a total of $136,500 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2004 and in 2005; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

At September 30, 2004 Registrant had received loans of $300,000 from G. Richard Smith, Registrant's Chairman, $0 from Gary R. Smith, Registrant's President, and $0 from Dr. John LiVecchi, a Director of Registrant as a result of paying
$273,500 of loans plus interest at September 30, 2004. See Item 2 of Part II below. The $300,000 loan from G. Richard Smith bears interest at 16% per annum. Also at September 30, 2004 Registrant had received loans totaling $50,000 from two third-parties. These loans accrue interest at the rate of 15% per annum and are convertible into 300,000 common stock shares at the end of their one-year terms.

NINE MONTHS ENDING SEPTEMBER 30, 2004

OPERATIONS. For the nine months ending September 30, 2004 Registrant experienced a net loss of $1,451,986 which was comprised primarily of its general and administrative expenses incurred at the corporate level of $1,395,981 and net interest expense of $56,005. 88.5% of Registrant's 2004 nine-month corporate expenses consisted of salaries and wages of $691,871 (49.6%), professional expenses of $439,167 (31.5%) and media promotion of $104,762 (7.5%). In comparison, during the first nine months of 2003 86.7% of Registrant's corporate expense of $752,388 consisted of salaries and wages of $442,744 (58.8%), professional expenses of $168,359 (22.4%) and media promotion of $41,500 (5.5%). The increase of salaries and wages in 2004 over 2003 resulted from the hiring of Mr. John Sharkey in June 2003 and increased salaries for non-management personnel. The increase in professional expenses in 2004 over 2003 occurred as a result of the increased expenses in connection with the Registrant's product approval in Europe during the period. The increase in media promotion in 2004 over 2003 resulted from hiring two public relation firms in the 2004. Registrant expects its management salaries to be stable in the last quarter of 2004. Registrant expects its professional and promotional expenses in 2004 to remain at a high level as its European marketing activities continue.


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

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending for the Registrant at September 30, 2004.

ITEM 2. CHANGES IN SECURITIES.

         In July 2004 Registrant issued 250,000 restricted shares to a public relations firm in consideration of $20,000 of services. These shares were issued under Section 4(2) of the Securities Act of 1933.

         In August 2004 Registrant issued 100,000 restricted shares to an Accredited Investor in exchange for $7,000 cash. These shares were issued under
Section 4(2) of the Securities Act of 1933.

         In September 2004 Registrant issued 300,000 restricted shares to an Accredited Investor in conversion of $25,000 of loan principal. These shares were issued under Section 4(2) of the Securities Act of 1933.

         In September 2004 Registrant issued (i) 1,562,327  restricted shares to
G. Richard Smith, Registrant's Chairman, in conversion of $84,928.08 of loan principal and accrued interest; (ii) 1,821,772 restricted shares to Gary R. Smith, Registrant's President, in conversion of $99,031.50 of loan principal and accrued interest; and (iii) 1,838,026 restricted shares to John T. LiVecchi, Registrant's Director, in conversion of $99,915.07 of loan principal and accrued interest. These shares were issued under Section 4(2) of the Securities Act of 1933.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K

          The Registrant did not make any filings with the Commission on Form 8-K during the quarter ended September 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        CORONADO INDUSTRIES, INC.


Date: November 11, 2004                 By: /s/ G. Richard Smith
                                            ------------------------------------
                                            G. Richard Smith
                                            Chairman (Chief Executive Officer)


                                        By: /s/ Gary R. Smith
                                            ------------------------------------
                                            Gary R. Smith
                                            Treasurer (Chief Accounting Officer)