Form 10KSB
period 2004-12-31
CORONADO INDUSTRIES INC
filed 2005-04-18
CIK 859365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended: DECEMBER 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number: 33-33042-NY

                            CORONADO INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                       22-3161629
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

16857 E. SAGUARO BLVD., FOUNTAIN HILLS, ARIZONA             85268
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (480) 837-6810

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $41,286

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the trading price of such common equity, as of a specific date within the last 60 days. $7,094,131 as of March 22, 2005

State the number of shares outstanding of issuer's common equity, as of the latest practicable date. 186,582,438 as of March 21, 2005

================================================================================

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                                                            PAGE

PART I

Item 1(a). Business Development...........................................    4
Item 1(b). Business of Issuer.............................................    4
Item 2.    Description of Property........................................    9
Item 3.    Legal Proceedings..............................................    9
Item 4.    Submission of Matters to a Vote of Security Holders............    9

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................    9
Item 6.    Management's Discussion and Analysis or Plan of Operation......   11
Item 7.    Financial Statements...........................................   12
Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................   12
Item 8A.   Controls and Procedures........................................   13

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons'Compliance with Section 16(a) of the Exchange Act......   13
Item 10.   Executive Compensation.........................................   15
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................   16
Item 12.   Certain Relationships and Related Transactions.................   18
Item 13.   Exhibits.......................................................   19
Item 14.   Principal Accountant Fees and Services.........................   19

SIGNATURES................................................................   20

SUPPLEMENTAL INFORMATION AND EXHIBITS.....................................   21

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

OPHTHALMIC INTERNATIONAL, L.L.C. AND AMERICAN GLAUCOMA, INC.

After a series of immaterial acquisitions and spin-offs from May 1990 to September 1996, on November 5, 1996 the Registrant entered into an Asset Purchase Agreement with Ophthalmic International, L.L.C. ("OI"), and American Glaucoma, a joint venture ("AG"), which provided for the purchase of the assets of OI and AG in exchange for 15,592,224 shares of the Registrant's common stock (85%) to be issued to the Registrant's current three Directors. An additional 855,000 shares were issued as finders fees to twelve entities and individuals. The assets of OI were a patent pending and other proprietary information concerning equipment and a process for the treatment of open angle glaucoma. The assets of AG were the concept and a business plan for forty glaucoma treatment centers in the United States.

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

Dr. John LiVecchi, a Registrant Director, and Dr. Leo Bores, a consultant, have been asked to address to different medical conventions of ophthalmologists concerning the results of the studies of Registrant's procedure and equipment. A published report on Registrant's clinical studies is presently scheduled to appear in a future issue of Annals of Ophthalmology. A European publication has also committed to publish a report in 2005, but a publication date has not yet been set. These presentations to and publications for the ultimate end-users of Registrant's products serve to educate the industry about the Registrant's products and their efficacy. They also aid in building credibility with potential product distributors.

Registrant executed a distribution agreement dated September 9, 2003 with EuPharmed s.r.l. of Rome, Italy ("EuP") which grants the exclusive distribution rights for Registrant's PNT products for the country of Italy to EuP for a period of five years (the "Italian Contract"). EuP may extend the agreement for an additional two years by agreeing to additional minimum purchases. EuP will conduct a one year randomized clinical trial of PNT involving 90 to 120 patients and between 5 and 7 different clinics in Italy. EuP will bear all costs of this trial, except for the PNT equipment and rings which Registrant will provide free of charge. The clinical trial was to commence in September 2003, but was postponed until the Fall of 2004. This clinical study should be completed by the end of 2005. This agreement provides for monthly minimum purchase quantities commencing in March 2004. That date was postponed until after the Type 2a product classification was received by Registrant. Registrant received its Type 2a product classification in July 2004.

Registrant executed another agreement dated September 29, 2003 with EuP which grants to EuP the exclusive distribution rights to EuP for the countries of Algeria, Libya, Morocco and Tunisia on the same terms as the Italian Contract, except for the monthly minimum purchase quantities for these North African countries.

Registrant executed a distribution agreement dated November 10, 2003 with Izasa, S.A. of Madrid, Spain ("Izasa") which grants the exclusive distribution rights for Registrant's PNT products for the country of Spain to Izasa for a period of five years. Izasa may extend the agreement for an additional two years by agreeing to additional minimum purchases. This agreement provides for annual minimum purchase quantities commencing in January 2004. That date was postponed until after the Type 2a product classification was received by Registrant.

In the fourth quarter of 2004 Registrant sold and delivered 18 PNT units and 100 patented rings to its European distributors. Registrant expects, without assurance, that its European product sales will continue to grow throughout 2005.

The Registrant's vacuum equipment is composed of special order parts, such as the molded case, display board, circuit boards, and motors, all for which Registrant has established manufacturing relationships with manufacturers. Registrant's subsidiary, Ophthalmic International, Inc., assembles the vacuum fixation device at its offices in Fountain Hills, Arizona. At such time as Registrant executes an agreement with a major distributor, Registrant may also sell the manufacturing rights to the same company. The Registrant has contracted for the manufacture of the patented rings with a medical device manufacturer located in California.

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

Clinical data to support either a 510(k) premarket notification or a PMA must be collected pursuant to the FDA's Investigational Device Exemption ("IDE") regulation. The IDE regulation describes two types of device studies: 1) significant risk and 2) nonsignificant risk studies. The principal difference from a regulatory point of view between the two types of studies is that significant risk studies must be reviewed and approved by both the FDA and an Institutional Review Board ("IRB") before they may be initiated, while nonsignificant risk studies require only IRB review and approval prior to study initiation. The Registrant believes that its studies of its PNT product are nonsignificant risk in nature. The Registrant therefore has conducted several clinical studies of the PNT product after receiving IRB approval in 1994, 1996, and 1998 from three different IRBs. The approximately 170 patients treated at the Registrant's Scottsdale treatment center since 1997 were treated in accordance with the clinical protocols that received IRB approval in 1994 and

1998, while the future treatment of patients at the Registrant's Clearwater center will be in accordance with the clinical protocol that received IRB approval in 1998. To date, no negative adverse reactions have been reported in connection with the use of the PNT device on glaucoma patients for any of the studies conducted. However, as of March 3, 2000, the FDA is maintaining that the PNT product presents "significant risk" to patients and is requiring the additional patient study proceed under "significant risk" criteria.

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

EMPLOYEES

In addition to its two officers, Dr. LiVecchi, its Medical Director and John Sharkey, its Director of Business Development, during 2004 the Registrant engaged three persons as full-time consultants at the corporate headquarters and an administrative employee. In addition, in September 2004 the Registrant engaged Francesco Aspes as a consultant to be responsible for marketing Registrant's product in Europe.

ITEM 2.  DESCRIPTION OF PROPERTY.

Through November 2004, the Registrant's offices were located at 16929 E. Enterprise Drive, Suite 202, Fountain Hills, AZ 85268, where Registrant leased approximately 3,400 square feet of space from a third party landlord for $2,780 per month, including utilities, in rent for this space.

In December 2004, Registrant entered into a five-year lease for approximately 3,500 square feet of new space at a monthly rent of $4,520 to commence on December 1, 2004. Registrant's new address is 16857 E. Saguaro Boulevard,
Fountain Hills, Arizona 85268. This new space will be adequate for the Registrant's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

No legal proceedings are currently pending against or by the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During calendar year 2004 no matters were submitted to a vote of the Registrant's security holders.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market under the symbol "CDIK." Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high trading price reported by Yahoo - Finance in 2003 and 2004, by fiscal quarter, and through March 23, 2005.

                                                     Low             High
                                                    -----            -----

         January 1, 2003 - March 31, 2003           $0.01            $0.04
         April 1, 2003 - June 30, 2003              $0.01            $0.12
         July 1, 2003 - September 30, 2003          $0.05            $0.14
         October 1, 2003 - December 31, 2003        $0.06            $0.17

         January 1, 2004 - March 31, 2004           $0.05            $0.14
         April 1, 2004 - June 30, 2004              $0.05            $0.12
         July 1, 2004 - September 30, 2004          $0.07            $0.19
         October 1, 2004 - December 31, 2004        $0.05            $0.09

         January 1, 2005 - March 23, 2005           $0.05            $0.10

Registrant's common stock is also traded on the Frankfurt and Hamburg, Germany exchanges.

RECENT SALES OF RESTRICTED SECURITIES

All securities sold by Registrant were registered on Form S-8 or were reported previously in a filing by Registrant.

STOCKHOLDERS

The Registrant has approximately 917 stockholders of record, including nominee firms for securities dealers.

DIVIDENDS

The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

COMMON STOCK

During 2004 the authorized capital stock of the Registrant consisted of 400,000,000 shares of common stock, par value $0.001 per share. As of March 21, 2005, there were 186,582,438 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Registrant. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Registrant's assets upon liquidation or dissolution.

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

YEAR ENDING DECEMBER 31, 2004

OPERATIONS

Registrant commenced delivery of its PNT products to its European distributors in the fourth quarter of 2004. Total sales were $41,286, with a cost of goods sold of $30,015. Registrant expects its European sales to increase gradually throughout 2005, with its gross margin on sales increasing as well.

For the year ending December 31, 2004 Registrant experienced a net loss of $2,094,936, which was comprised primarily of its general and administrative expenses incurred of $2,033,813 and interest expense of $72,394. The Registrant had a net loss from operations of $2,022,542 for the year ending December 31, 2003. 86.9% of Registrant's 2004 corporate expenses consisted of the following four categories: salaries and consulting wages of $913,683 (44.9%), stock bonus compensation of $259,380 (12.8%), professional expenses of $424,747 (20.9%) and shareholder services and media promotion of $168,385 (8.3%). In comparison, during the 2003 fiscal year 88.2% of Registrant's corporate expense of $1,259,510 consisted of salaries and wages of $653,538 (51.9%), stock bonus compensation of $146,500 (11.6%), professional expenses of $227,929 (18.1%), and shareholder services and media promotion of $83,321 (6.6%). The increase in salaries and wages for 2004 over 2003 occurred primarily as a result of hiring Mr. John Sharkey in the second half of 2003 and hiring a European marketing consultant in the second half of 2004. The increase in professional expenses in 2004 over 2003 occurred as a result of more FDA-related expenses in 2004. The increase in shareholder services and media promotion in 2004 over 2003 resulted from hiring special project public relations firms in 2004. Approximately 52% of Registrant's corporate expenses were paid with Registrant's common stock in order to conserve Registrant's cash resources. Registrant expects its management salaries to be stable in 2005. Registrant may compensate its management and employees with stock options and stock bonuses in 2005 when significant events occur. As Registrant continues its foreign marketing efforts in 2005, its promotional expenses will likely increase.

LIQUIDITY AND CAPITAL RESOURCES

Because of Registrant's current inventory levels, on a short-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, unless a substantial order is placed. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during 2004. From January 1, 2004 through December 31, 2004, Registrant was required to borrow a total of $398,500 from three Directors, which were repaid with restricted common stock in September 2004 and February 2005. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2005; however, there is no assurance Registrant will be able to obtain any financing in the future.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Registrant as of March 23, 2005 were as follows:

             Name and Address                          Position
         ------------------------           ---------------------------------

         G. Richard Smith                   Director, Chairman and Secretary
         16857 E. Saguaro Blvd.
         Fountain Hills, AZ 85268

         Gary R. Smith                      Director, President and Treasurer
         16857 E. Saguaro Blvd.
         Fountain Hills, AZ 85268

         John T. LiVecchi                   Director
         16857 E. Saguaro Blvd.
         Fountain Hills, AZ 85268

         Mark A. Smith                      Director
         16857 E. Saguaro Blvd.
         Fountain Hills, AZ 85268

The Registrant presently has one vacancy on its Board of Directors. Richard and Gary Smith are brothers. Mark Smith is the son of Gary Smith.

G. RICHARD SMITH, age 56, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 G. Richard Smith was co-owner and President of Southern California Medical Distributors, Ltd. ("SCMD") which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

GARY R. SMITH, age 60, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a joint venture partner in

American Glaucoma, Inc., the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 Gary R. Smith was co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. ("SCMD"), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

JOHN T. LIVECCHI, age 56, has been a Director of the Registrant since December 16, 1996. From July, 1995 to November 5, 1996 Dr. LiVecchi was a member of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. Dr. LiVecchi had no relationship to American Glaucoma. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to March 1, 2003, Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. In March, 2003 Dr. LiVecchi commenced private medical practice in the field of ophthalmology in Ft. Myers, Florida. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan, Florida, and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant's other Directors.

MARK A. SMITH, age 34, was appointed to Registrant's Board of Directors on February 13, 2003. Since 1994 Mr. Smith has been a mathematics teacher at Fountain Hills Middle School in Fountain Hills, Arizona. He was selected as the Fountain Hills School District Teacher of the Year in 2001. Mr. Smith received his Bachelor of Science Degree in Mathematics in 1993 and his Master of Arts Degree in Secondary Education and Education Technology in 2003 from Northern Arizona University.

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

JOHN W. SHARKEY became the Company's Director of Business Development in June 2003. Mr. Sharkey has over 15 years experience in global pharmaceutical product development and sales. From February 2000 to May 2003 he was the Vice President, Business Development and Licensing, for Novartis Ophthalmics, Inc. of Duluth, Georgia. Mr. Sharkey was the Executive Director of Business Development and Licensing for Novartis Pharmaceuticals Corporation (formerly Sandoz Pharmaceuticals) of East Hanover, New Jersey from May 1998 to February 2000. He received his Bachelor of Science Degree in Chemistry from State University College at Oneonta, New York in 1979 and his Doctor of Philosophy Degree in Electroanalytical Chemistry from State University of New York at Buffalo, New York in 1986.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the salaries of the Registrant's two officers for the fiscal year ending December 31, 2004.

                                   Annual Compensation               Long-Term Compensation Awards
                           -----------------------------------    -----------------------------------
                                                       Other                   Securities
                                                       Annual     Restricted   Underlying                All Other
     Name and                                         Compensa-     Stock       Options/      LTIP       Compensa-
Principal Position  Year    Salary($)    Bonus($)       tion       Awards($)     SARS($)    Payouts($)    tion($)
------------------  ----   -----------   ---------   ---------   ----------  -------------  ----------   ---------
G. Richard Smith,   2004   $150,000(1)  $     0         $0           --       9,652,000(2)      --           --
Chairman            2003   $150,000(3)  $42,500(4)      $0           --       5,298,000(5)      --           --
                    2002   $100,000(6)  $80,000(7)      $0           --       2,000,000(8)      --           --

Gary R. Smith,      2004   $150,000(1)  $     0         $0           --       9,652,000(2)      --           --
President           2003   $150,000(3)  $42,500(4)      $0           --       5,298,000(5)      --           --
                    2002   $100,000(6)  $80,000(7)      $0           --       2,000,000(8)      --           --

------------
(1)  $150,000 of annual salary was accrued for each of G. Richard Smith and Gary
     R. Smith during 2004. All of their accrued salary in 2004 was forgiven in January 2005.
(2) 5,000,000 of these options were granted in June 2004 and 24,652,000 were granted in January 2005. 5,000,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.068 per share. 3,000,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.055 per share. 1,652,000 of these options have a five-year term, may not be exercised until January 2006 and have an exercise price of $.0605 per share.
(3)  $150,000 of annual salary was accrued for each of G. Richard Smith and Gary
     R. Smith during 2003, with $24,123 of accrued salary being converted into 3,616,642 shares for G. Richard Smith in March 2003 and $33,549 of accrued salary being converted into 5,029,835 shares for Gary R. Smith in March 2003. Their remaining accrued salary for 2003 was forgiven in January 2005.
(4)  This bonus was paid in 500,000 restricted shares on December 16, 2003.
(5)  2,000,000 of these options were granted in September  2003,  15,000,000 for
     G. Richard Smith (10,000,000 for Gary R. Smith) were granted in February 2003 and 3,298,000 were granted in November 2003. 2,000,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.10 per share. 2,000,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.07 per share. 1,298,000 of these options have a five-year term, are immediately exercisable and have an exercise price of $.077 per share.
(6)  $150,000 of annual salary was accrued for each of G. Richard Smith and Gary
     R. Smith during 2002, with $100,000 of salary paid in 2,000,000 shares of restricted common stock in September 2002.
(7) A $50,000 bonus was paid to each of G. Richard Smith and Gary R. Smith in 1,000,000 restricted common stock shares in September 2002 and a $30,000 bonus was paid to each of G. Richard Smith and Gary R. Smith in December 2002, in 1,000,000 shares of restricted common stock.
(8) All of these options were awarded in January 2003. 1,650,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.01 per share. 350,000 of these options have a five-year term, are immediately exercisable and have an exercise price of $.02 per share.

The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the 2004 fiscal year to the Company's chief executive officer and each other executive officer.

                     Number of       % of Total
                     Securities     Options/SARs
                     Underlying      Granted to
                    Options/SARs    Employees in    Exercise or Base      Expiration
Name                Granted (#)     Fiscal Year       Price ($/Sh)           Date
----------------    ------------    ------------    ----------------    ---------------
G. Richard Smith       5,000,000        5.9%             $.068          June 21, 2014
                      23,000,000       27.0%             $.055          January 3, 2015
                       1,652,000        1.9%             $.0605         January 3, 2010

Gary R. Smith          5,000,000        5.9%             $.068          June 21, 2014
                      23,000,000       27.0%             $.055          January 3, 2015
                       1,652,000        1.9%             $.0605         January 3, 2010

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2004 for the Company's chief executive officer and each other officer.

                                                              Number of Securities              Value of
                                                             Underlying Unexercised     Unexercised In-the-Money
                                                            Options/SARS At FY-End(#)   Options/SARS At FY-End($)
                   Shares Acquired                          -------------------------   -------------------------
     Name          On Exercise (#)    Value Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
----------------   ---------------    ------------------    -------------------------   -------------------------

G. Richard Smith           --                  --             54,685,833 / 1,652,000         $950,500 / $0 (1)

Gary R. Smith              --                  --             49,685,833 / 1,652,000         $705,500 / $0 (1)

------------
(1) Based on a December 30, 2004 trading price of $.06 per share.


The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 21, 2005, there were 186,582,438 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by:
(i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                    Name and Address of       Amount and Nature of    Percent
Title of Class       Beneficial Owner         Beneficial Ownership    of Class
--------------    ------------------------    --------------------    --------

Common Stock      Gary R. Smith                   25,733,105(1)         13.8%
                  16857 E. Saguaro Blvd.
                  Fountain Hills, AZ 85268

Common Stock      G. Richard Smith                33,742,019(2)         18.1%
                  16857 E. Saguaro Blvd.
                  Fountain Hills, AZ 85268

Common Stock      John T. LiVecchi                20,374,756(3)         10.9%
                  16857 E. Saguaro Blvd.
                  Fountain Hills, AZ 85268

Common Stock      Mark A. Smith                      850,000             0.5%
                  16857 E. Saguaro Blvd.
                  Fountain Hills, AZ 85268

Common Stock      Officers and Directors,         80,699,880(4)         43.3%
                  as a Group (4 People)
------------

(1) This number includes 1,000,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director. Does not include 51,337,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 32.4% of the Registrant's total outstanding shares.
(2) This number includes 31,500 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director. Does not include 56,337,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith purchased all of those shares, Mr. Smith would own 37.1% of the Registrant's total outstanding shares.
(3) Does not include 30,937,833 shares of stock which may be purchased by Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Dr. LiVecchi purchased all of those shares, Dr. LiVecchi would own 23.6% of the Registrant's total outstanding shares.
(4) Does not include a total of 138,613,499 shares of stock which may be purchased by Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Messrs. Smith, Smith and LiVecchi purchased all of those shares, Registrant's management would collectively own 67.2% of the Registrant's total outstanding shares.

The  following   table  sets  forth  certain   information   concerning   equity
compensation plans approved by Registrant's shareholders and not approved by Registrant's shareholders at December 31, 2004.

                     Number of Shares                         Number of Shares
                       to be Issued      Weighted Average    to be Issued Other
 Plan Category         for Options        Exercise Price        Than Options
----------------     ----------------    ----------------    ------------------

Approved                86,407,499            $.059                  0
By Shareholders

Not Approved            66,856,000            $.055                  0
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

In March 2002, G. Richard Smith loaned Registrant $230,000 to repay an outstanding promissory note to a third party. Since March 2002, Mr. Smith has loaned an additional $70,000. Mr. Smith's loan is outstanding at December 31, 2004 and is accruing interest at 16% per annum.

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

From February 4, 2004 through September 30, 2004 G. Richard Smith had loaned the Registrant $95,000; Gary R. Smith had loaned Registrant $95,000; and Dr. John T. LiVecchi had loaned Registrant $96,500. These loans accrued interest at 15% per annum. These loans plus interest were repaid on September 30, 2004 with the issuance of 1,562,327 shares to G. Richard Smith, 1,821,772 shares to Gary R. Smith and 1,838,026 shares to Dr. John T. LiVecchi.

From September 30, 2004 through January 31, 2005 G. Richard Smith had loaned the Registrant $45,000; Gary R. Smith had loaned Registrant $45,000; and Dr. John T. LiVecchi had loaned Registrant $40,000. These loans accrued interest at 15% per annum. $40,000 of each of these loans plus interest were repaid on February 1, 2005 with G. Richard Smith exercising stock options for 3,721,731 shares, Gary

R. Smith exercising stock options for 3,714,632 shares and the issuance of 1,152,119 shares to Dr. John T. LiVecchi.

ITEM 13. EXHIBITS.

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

Exhibit
Number                                Description
---------   --------------------------------------------------------------------

10.1 *      2004 Executive Bonus Stock Option Plan
10.2 *      Form of 2004 Executive Bonus Stock Option Plan Option Agreement
10.3 (1)    2004 Employee Stock Bonus Plan
10.4 (1)    Form of 2004 Employee Stock Bonus Plan Option Agreement
10.5 (2)    2004 Executive Stock Option Plan
10.6 (2)    Form of 2004 Executive Stock Option Plan Option Agreement
10.7 *      2004 Employee Stock Option Plan
10.8 *      Form of 2004 Employee Stock Option Plan Option Agreement
31.1        Certificate of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002
31.2        Certificate of Chief Financial Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002
32.1        Certificate of Chief Executive Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002
32.2        Certificate of Chief Financial Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002
------------
* Filed herewith.
(1) Incorporated by reference to Form S-8 Registration Statement No. 333-119532 filed with the SEC on October 5, 2004.
(2) Incorporated by reference to Form 8-K filed with the SEC on March 3, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the 2004 fiscal year the Company incurred $28,888 to its auditor for auditing services; $20,680 for audit-related services; and $5,665 for tax services. In the 2003 fiscal year the Company paid $17,800 to its auditor for auditing services; $22,600 for audit-related services; and $4,100 for tax services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 13, 2005 by the undersigned, thereunto authorized.

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

        Name                          Title                       Date
------------------------    ---------------------------    -------------------

/s/ G. Richard Smith        Chairman (Chief Executive        April 13, 2005
------------------------    Officer), Secretary and
G. Richard Smith            Director

/s/ Gary R. Smith           President, Treasurer             April 13, 2005
------------------------    (Chief Accounting Officer),
Gary R. Smith               Director

/s/ Mark A. Smith
------------------------    Director                         April 13, 2005
Mark A. Smith


------------------------    Director
John LiVecchi

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant's fiscal year ended December 31, 2004. The Registrant currently has not held its Annual Meeting of Stockholders.

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

INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

Report of Independent Registered Public Accounting Firm....................  F-2

Consolidated Balance Sheets December 31, 2004 and 2003.....................  F-3

Consolidated Statements of Operations for the Years Ended,
December 31, 2004 and 2003.................................................  F-4

Consolidated Statement of Changes in Stockholders' Equity
for the Years Ended December 31, 2004 and 2003.............................  F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003.................................................  F-6

Notes to Consolidated Financial Statements.................................  F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Coronado Industries, Inc.

We have audited the accompanying consolidated balance sheets of Coronado Industries, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Semple & Cooper, LLP
Phoenix, Arizona
April 14, 2005

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                                        December 31,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
Current Assets:
   Cash & Cash Equivalents                                     $         58    $     10,724
   Accounts Receivable                                               41,286              --
   Inventory                                                         15,132          24,299
   Prepaid Expenses                                                  14,966          51,662
   Deferred Compensation                                             20,833          50,000
                                                               ------------    ------------
      Total Current Assets                                           92,275         136,685

Property and equipment, net                                          10,259          18,152
Deposits                                                              4,520              --
Deferred Compensation                                                    --          20,833
                                                               ------------    ------------
      Total Assets                                             $    107,054    $    175,670
                                                               ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable - related parties                              $    383,000    $    549,000
  Notes payable                                                     100,000          83,616
  Accounts payable                                                   70,583         126,613
  Accrued salaries                                                  688,317         313,317
  Accrued interest                                                    4,802          19,510
  Accrued taxes and expenses                                        141,135          83,760
                                                               ------------    ------------
      Total Liabilities                                        $  1,387,837    $  1,175,816
                                                               ------------    ------------

Commitments                                                              --              --

Stockholders' Equity (Deficit)
  Preferred Stock - $.0001 par value; 3,000,000
    shares authorized, none issued or outstanding                        --              --
  Common Stock - $.001 par value; 400,000,000
    shares authorized, 183,291,938 and 160,502,022
    shares issued and outstanding at
    December 31, 2004 and 2003, respectively                        183,291         160,502
  Additional paid-in capital                                     12,485,478      10,693,968
  Accumulated deficit                                           (13,949,552)    (11,854,616)
                                                               ------------    ------------
     Total Stockholders' Equity (Deficit)                        (1,280,783)     (1,000,146)
                                                               ------------    ------------
     Total Liabilities and Stockholders'
       Equity (Deficit)                                        $    107,054    $    175,670
                                                               ============    ============

   The Accompanying Notes are an Integral Part of These Financial Statements

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                 For the Year Ended December 31,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------

Product Revenues                                 $      41,286    $          --
Cost of Product Revenues                                30,015               --
                                                 -------------    -------------
Gross Profit                                            11,271               --
                                                 -------------    -------------
General and Administrative Expenses
  Salaries and consulting wages                      1,071,093          800,038
  Public relations                                     168,385           83,321
  Legal and professional fees                          256,384          206,129
  FDA expense                                          270,333           21,800
  Rent expense                                          39,061           33,363
  Other                                                228,557          114,859
                                                 -------------    -------------
     Total General and Administrative Expenses       2,033,813        1,259,510
                                                 -------------    -------------
Loss from Operations                             $   2,022,542    $   1,259,510
                                                 -------------    -------------
Other Income (Expense)
  Interest expense                                     (72,394)         (64,818)
                                                 -------------    -------------
     Total Other Income (Expense)                      (72,394)         (64,818)
                                                 -------------    -------------
Net Loss                                         $  (2,094,936)   $  (1,324,328)
                                                 =============    =============

Loss per common share, basic and diluted         $       (0.01)   $       (0.01)
                                                 =============    =============
Weighted average number of shares outstanding,
  basic and diluted                                171,282,225      136,506,457
                                                 =============    =============


   The Accompanying Notes are an Integral Part of These Financial Statements

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                           Common Stock           Additional                         Total
                                    --------------------------     Paid-in      Accumulated      Stockholders'
                                       Shares      Par Value       Capital        Deficit       Equity (Deficit)
                                    -----------   ------------   ------------   ------------    ---------------
Balance at December 31, 2002         81,236,063   $     81,236   $  9,656,112   $(10,530,288)   $      (792,940)

Stock Issued For Services             5,420,570          5,421        194,576             --            199,997
Stock Issued For Salaries, Debt
  & Interest                         71,745,389         71,745        824,380             --            896,125
Stock Options Exercised               2,100,000          2,100         18,900             --             21,000
Net loss                                     --             --             --     (1,324,328)        (1,324,328)
                                    -----------   ------------   ------------   ------------    ---------------
Balance at December 31, 2003        160,502,022        160,502     10,693,968    (11,854,616)        (1,000,146)

Stock Issued for Debt & Interest     10,746,428         10,746        611,916             --            622,662
Stock and Options Issued
  For Services                       11,543,488         11,543      1,151,094             --          1,162,637
Stock Options Exercised                 400,000            400         21,600             --             22,000
Common Stock Issued For Cash            100,000            100          6,900             --              7,000
Net Loss                                     --             --             --     (2,094,936)        (2,094,936)
                                    -----------   ------------   ------------   ------------    ---------------
Balance at December 31, 2004        183,291,938   $    183,291   $ 12,485,478   $(13,949,552)   $    (1,280,783)
                                    ===========   ============   ============   ============    ===============


   The Accompanying Notes are an Integral Part of These Financial Statements

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                 For the Year Ended December 31,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------
Cash flows from operating activities
Net Loss                                         $  (2,094,936)   $  (1,324,328)
Adjustments to reconcile net loss to
  cash (used) by operating activities:
   Depreciation                                          2,358            9,664
   Common stock and options issued for
     services                                          642,430          199,997
   Common stock issued for salaries,
     consulting & interest                             548,369          633,725
   Prepaid expenses financed through debt                   --           50,424
Changes in Assets and Liabilities:
   Accounts Receivable                                 (41,286)              --
   Prepaid Expenses                                     36,696          (51,662)
   Deposits                                             (4,520)              --
   Inventory                                             9,167             (314)
   Defered Compensation                                 50,000          (70,833)
   Accounts payable                                    (56,030)         (28,996)
   Accrued salaries                                    375,000          188,317
   Accrued interest                                    (14,708)          (4,493)
   Accrued taxes  and expenses                          57,375           35,877
                                                 -------------    -------------
Net cash used in operating activities                 (490,085)        (362,622)
                                                 -------------    -------------
Cash Flows from investing activities:

Disposition of Equipment                                 8,535               --
Acquisition of property and equipment                   (3,000)         (13,585)
                                                 -------------    -------------
Net cash provided (used) by
  investing activities                                   5,535          (13,585)
                                                 -------------    -------------
Cash flows from financing activities:

Proceeds from stock issuance                             7,000               --
Repayment of Notes Payable - Related Parties           (10,400)          (2,000)
Proceeds from borrowings - Related Parties             413,900          332,500
Proceeds from borrowings                                75,000           50,000
Repayment of Notes Payable                             (33,616)         (16,808)
Proceeds from exercise of options                       22,000           21,000
                                                 -------------    -------------
New cash provided by financing activities              473,884          384,692
                                                 -------------    -------------

Net change in cash and cash equivalents                (10,666)           8,485
Cash and cash equivalents at beginning of year          10,724            2,239
                                                 -------------    -------------

Cash and cash equivalents at end of year         $          58    $      10,724
                                                 =============    =============

   The Accompanying Notes are an Integral Part of These Financial Statements

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                  (CONTINUED)


                                                 For the Year Ended December 31,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------
Supplemental disclosure of cash flow
  information:

Cash paid during the year for:
  Interest                                       $      58,406    $      36,200
                                                 =============    =============
Income taxes                                     $          --    $          --
                                                 =============    =============
Non-cash Transactions:
  Issuance of common stock and options
    for salaries, bonuses, and consultants             520,207          609,200
  Issuance of common stock and options
    for services                                       642,430          199,997
  Issuance of common stock for debt                    594,500          262,400
  Issuance of common stock for interest                 28,162           24,525
  Refinancing of debt                                       --          240,000
  Prepaid expenses financed through debt                    --           50,424


   The Accompanying Notes are an Integral Part of These Financial Statements

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
         OPERATIONS AND USE OF ESTIMATES

ORGANIZATION

Coronado Industries, Inc. (the Company) was originally incorporated under the laws of the State of New York in December 1989 as First Lloyd Funding, Inc., which subsequently changed its name to Logical Computer Services of New York, Ltd. In September 1996, the Company changed its name to Coronado Industries, Inc. The Company was a non-operating shell corporation with nominal net assets prior to its merger on November 5, 1996, when the Company acquired one hundred percent (100%) of the assets of Ophthalmic International, L.L.C. and American Glaucoma.

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

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to sustain losses for the past several years and has negative working capital and negative net worth.

During 2004 the Company received their Type 2A product classification and began shipping its product overseas. The Company recorded product revenue of approximately $41,000 during 2004. The Company anticipates increased product revenues during 2005 as a result of the aforementioned certification.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the activity of Coronado Industries, Inc., together with its wholly-owned subsidiaries, Ophthalmic International, Inc., American Glaucoma, Inc. and Ophthalmic International, LLC. All significant inter-company accounts and transactions have been eliminated.

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
         OPERATIONS AND USE OF ESTIMATES (CONTINUED)

All of the above subsidiaries were inactive for the years ended December 31, 2004 and 2003.

PERVASIVENESS OF ESTIMATES

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

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of December 31, 2004, the Company has not established an allowance for uncollectible accounts receivable as they believe that all accounts are currently collectible. The Company does not record interest income on delinquent accounts receivable balances until it is received.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the following useful lives:

               Office furniture & Equipment      5 - 7  Years
               Machinery                         5 - 7  Years
               Leasehold Improvements            5 - 39 Years

LONG-LIVED ASSETS

We account for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
         OPERATIONS AND USE OF ESTIMATES (CONTINUED)

circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at December 31, 2004 and 2003 of 158,988,499 and 75,582,499, respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilutive (decreases the loss per share). In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 2004 and 2003 the diluted EPS calculation has been excluded from the financial statements.

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

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
         OPERATIONS AND USE OF ESTIMATES (CONTINUED)

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

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS No.
123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

                                                       2004            2003
                                                   ------------    ------------

Net loss:
As Reported                                        $ (2,094,936)   $ (1,324,328)
Add: Stock-based employee compensation expense
   included in reported net income, net of
   related tax effects                                       --              --
Deduct: Total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                           (4,389,443)     (1,493,536)
                                                   ------------    ------------

Pro forma net loss                                 $ (6,484,379)   $ (2,817,864)
                                                   ============    ============
Loss per share:
As reported                                        $       (.01)   $       (.01)
Pro forma                                          $       (.04)   $       (.02)

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
         OPERATIONS AND USE OF ESTIMATES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of our financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of long-term notes payable and lease obligations is based on current rates at which we could borrow funds with similar remaining maturities.

NEW ACCOUNTING PRONOUNCEMENTS

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs--an amendment of ARB No. 43, Chapter 4" (SFAS No. 151) effective for fiscal years beginning after June 15, 2005. SFAS 151 will become effective for us on August 1, 2005. This Statement amends the guidance in ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently reviewing the requirements of SFAS 151; however, we do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or financial position.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable, (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
         OPERATIONS AND USE OF ESTIMATES (CONTINUED)

that require the issuer to settle the obligation by transferring assets, (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares and
(iv) certain freestanding financial instruments. SFAS No. 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however, in October 2003, the FASB indefinitely deferred the application of certain provisions of SFAS No. 150 as they apply to mandatorily redeemable minority interests. Adoption of SFAS No. 150 did not have a significant impact on our financial statements.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The amendments
(i) reflect decisions of the Derivatives Implementation Group, (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS No. 149 also modifies various other existing pronouncements to conform with the changes made to SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS No. 149 did not have a significant impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R,  "Share-Based  Payment (Revised
2004)." SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company in the first interim period beginning after December 15, 2005. We will transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to us, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 15, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of December 15, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
         OPERATIONS AND USE OF ESTIMATES (CONTINUED)

same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of SFAS
No. 123R is expected to have a significant impact on the Company's financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)," establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003. The adoption of this standard did not have a significant impact on our financial statements.

FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34."

FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in our financial statements for the year ended December 31, 2002. The adoption of this standard did not have a significant impact on our financial statements.

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. PROPERTY & EQUIPMENT

At December 31, 2004 & 2003, property and equipment consists of the following:

                                                  2004            2003
                                              ------------    ------------

     Office furniture and equipment           $     58,433    $     58,433
     Machinery and equipment                        15,613          24,148
     Leasehold improvements                          3,000              --
                                              ------------    ------------
                                                    77,046          82,581
     Less: accumulated depreciation                (66,786)        (64,429)
                                              ------------    ------------
     Net property and equipment               $     10,260    $     18,152
                                              ============    ============

Depreciation expense was $ 2,358 and $ 9,664, for the years ended December 31, 2004 and 2003, respectively.


NOTE 3.  INVENTORY

As of December 31, 2004 and 2003, inventory consisted of the following:

                                                  2004            2003
                                              ------------    ------------

     Raw Materials                            $      9,428    $     24,299
     Finished Goods                                  5,704              --
                                              ------------    ------------
                                              $     15,132    $     24,299
                                              ============    ============
NOTE 4.  RELATED PARTY TRANSACTIONS

As of December 31, 2004 and 2003, notes payable to related parties consist of the following:

                                                       2004            2003
                                                   ------------    ------------

16% per annum note payable to stockholder,
principal and interest due March, 2005             $    300,000    $    300,000

15% per annum notes payable to stockholders,
principal and interest due at various times              83,000         239,000

18% per annum note payable to a stockholder,
principal and interest due on demand; unsecured              --          10,000
                                                   ------------    ------------
                                                        383,000         549,000
Less: Current Portion                                  (383,000)       (549,000)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY

On January 4, 2005, the Board of Directors approved the 2004 Coronado Industries, Inc. Executive Stock Option Plan, effective December 31, 2004. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 63,956,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2003                 --    $           --

     Granted                                  63,956,000             0.055
                                              ----------    --------------

     Outstanding at December 31, 2004         63,956,000    $        0.055
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

$ 0.055 - .0605   63,956,000       9.62        $  0.055       --       $     --


On January 4, 2005, the Board of Directors approved the 2004 Coronado Industries, Inc. Employee Stock Option Plan, effective January 4, 2005. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,900,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2003                 --    $           --

     Granted                                   2,900,000             0.055
                                              ----------    --------------

     Outstanding at December 31, 2004          2,900,000    $        0.055
                                              ==========    ==============

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $ 0.055       2,900,000         10         $   0.06      --        $     --


On  January  4,  2005,  the  Board  of  Directors  approved  the  2004  Coronado
Industries, Inc. Executive Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 15,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2003                 --    $           --

     Granted                                  15,000,000              0.07
                                              ----------    --------------

     Outstanding at December 31, 2004         15,000,000    $         0.07
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ----------   --------

    $ 0.068       15,000,000       9.47        $   0.07   15,000,000   $   0.07


On  January  4,  2005,  the  Board  of  Directors  approved  the  2004  Coronado
Industries,  Inc.  Employee  Bonus Stock Option Plan.  The Plan  authorizes  the

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

Company to grant stock options to key employees of the Company. Under the above Plan, 3,350,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2003                 --    $           --

     Granted                                   3,000,000              0.07
                                              ----------    --------------

     Outstanding at December 31, 2004          3,000,000    $         0.07
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $ 0.068       3,000,000        9.47        $   0.07   3,000,000    $   0.07


On September 19, 2003 the Board of Directors approved the 2003 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 50,894,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002                 --    $           --

     Granted                                  50,894,000             0.033
                                              ----------    --------------
     Outstanding at December 31, 2003         50,894,000             0.033

     Exercised                                        --                --
                                              ----------    --------------

     Outstanding at December 31, 2004         50,894,000    $        0.033
                                              ==========    ==============

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ----------   --------

$ 0.011 - 0.077   50,894,000       7.97        $  0.033   50,894,000   $  0.033

On September 30, 2003 the Board of Directors approved the 2003 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,100,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002                 --    $           --

     Granted                                   2,100,000              0.07
                                              ----------    --------------
     Outstanding at December 31, 2003          2,100,000              0.07

     Exercised                                  (300,000)             0.07
                                              ----------    --------------

     Outstanding at December 31, 2004          1,800,000    $         0.07
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

     $ 0.07       1,800,000        8.91        $   0.07   1,800,000    $   0.07

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

On January 13, 2003 the Board of Directors approved the 2002 Coronado Industries, Inc. Management Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 90,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002         90,000,000    $        0.012

     Exercised                                        --                --
     Canceled                                (84,000,000)            0.012
                                             -----------    --------------
     Outstanding at December 31, 2003          6,000,000             0.012

     Exercised                                        --             0.012
                                             -----------    --------------

     Outstanding at December 31, 2004          6,000,000    $        0.012
                                             ===========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

 $ 0.01 - 0.02    6,000,000        6.16        $  0.012   6,000,000    $  0.012


On January 13, 2003 the Board of Directors approved the 2002 Coronado Industries, Inc. Employee Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 42,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

Outstanding at December 31, 2002              42,000,000    $         0.01

Exercised                                     (2,100,000)               --
Canceled                                     (39,400,000)             0.01
                                             -----------    --------------
Outstanding at December 31, 2003                 500,000              0.01

Exercised                                       (100,000)             0.01
                                             -----------    --------------

Outstanding at December 31, 2004                 400,000    $         0.01
                                             ===========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $ 0.01         400,000         7.03        $   0.01    400,000     $   0.01

On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,963,500 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002          2,963,500    $         0.16

     Exercised                                        --              0.16
                                              ----------    --------------
     Outstanding at December 31, 2003          2,963,500              0.16

     Exercised                                        --                --
                                              ----------    --------------
     Outstanding at December 31, 2004          2,963,500    $         0.16
                                              ==========    ==============

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

 $ 0.10 - 0.22    2,963,500        4.68        $   0.16   2,963,500    $   0.16

On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 750,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002            750,000    $         0.20

     Exercised                                        --                --
     Canceled                                    (25,000)             0.20
                                              ----------    --------------
     Outstanding at December 31, 2003            725,000              0.20

     Exercised                                        --                --
                                              ----------    --------------

     Outstanding at December 31, 2004            725,000    $         0.20
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $ 0.20         725,000         6.98        $   0.20    725,000     $   0.20

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 6,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002          6,000,000    $        0.135

     Exercised                                        --                --
                                              ----------    --------------
     Outstanding at December 31, 2003          6,000,000             0.135

     Exercised                                        --                --
                                              ----------    --------------

     Outstanding at December 31, 2004          6,000,000    $        0.135
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $ 0.135       6,000,000        6.00        $  0.135   6,000,000    $  0.135

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 2,599,999 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002          2,599,999    $        0.198

     Exercised                                        --                --
                                              ----------    --------------
     Outstanding at December 31, 2003          2,599,999             0.198

     Exercised                                        --                --
                                              ----------    --------------

     Outstanding at December 31, 2004          2,599,999    $        0.198
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $ 0.198       2,599,999        4.72        $  0.198   2,599,999    $  0.198

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 625,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002            525,000    $        0.135

     Exercised                                        --                --
     Canceled                                    (25,000)            0.135
                                              ----------    --------------
     Outstanding at December 31, 2003            500,000             0.135

     Exercised                                        --                --
                                              ----------    --------------

     Outstanding at December 31, 2004            500,000    $        0.135
                                              ==========    ==============

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $ 0.135        500,000         6.00        $  0.135    500,000     $  0.135

On November 3, 1999 the Board of Directors approved the 1999 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 575,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002            575,000    $         0.20

     Exercised                                        --                --
     Canceled                                    (25,000)             0.20
                                              ----------    --------------
     Outstanding at December 31, 2003            550,000              0.20

     Exercised                                        --                --
                                              ----------    --------------

     Outstanding at December 31, 2004            550,000    $         0.20
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $  0.20        550,000         4.84        $   0.20    550,000     $   0.20

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

On November 3, 1999 the Board of Directors approved the 1999 Coronado Industries, Inc. Management Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,400,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002          1,400,000    $         0.20

     Exercised                                        --                --
                                              ----------    --------------
     Outstanding at December 31, 2003          1,400,000              0.20

     Expired                                   1,400,000              0.20
                                              ----------    --------------
     Outstanding at December 31, 2004                 --    $           --
                                              ==========    ==============

On December 21, 1998 the Board of Directors approved the 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the above Plan, 1,550,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

                                                NUMBER         AVERAGE
                                              OF OPTIONS    EXERCISE PRICE
                                              ----------    --------------

     Outstanding at December 31, 2002          1,350,000    $        0.056

     Exercised                                        --                --
                                              ----------    --------------
     Outstanding at December 31, 2003          1,350,000             0.056

     Exercised                                        --                --
                                              ----------    --------------

     Outstanding at December 31, 2004          1,350,000    $        0.056
                                              ==========    ==============

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004:

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  SHAREHOLDERS' EQUITY (CONTINUED)

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ---------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                 AVERAGE
    EXERCISE      NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
     PRICE         SHARES     LIFE (IN YEARS)   PRICE      SHARES       PRICE
---------------  -----------  ---------------  --------   ---------    --------

    $ 0.075       1,350,000        3.97        $  0.053   1,350,000    $  0.053

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five (5) to ten (10) years, risk-free interest rates of five percent (5%) volatility of 104% to 122%, and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended December 31, 2004 and 2003 approximated $.046 - .063 and $.01 - .088, respectively.

During July, 2004 the Board of Directors adopted the 2004 Employee and Consultant Compensation Plan for its employees and marketing, legal and other consultants. The Board voted to make available 10,000,000 shares of common stock of the Corporation which may be purchased by conversion of accrued compensation at a negotiated purchase price of not less than ninety percent of the lowest closing bid price in the week prior to when the accrued salary or wages are due.

NOTE 6. INCOME TAXES

As of December 31, 2004, the components of deferred income taxes are as follows:

     Long-term Deferred Tax Assets (Liabilities)

     Net operating loss carryforwards      $ 5,400,000
     Less: valuation allowance              (5,400,000)
                                           -----------
     Net Long-term Deferred Tax Asset      $        --
                                           ===========

The Company has provided a full valuation allowance on its deferred tax asset as of December 31, 2004. The valuation allowance changed by $700,000 during the year ended December 31, 2004, primarily due to the increase in the net operating losses offset by the expiration of net operating loss carryforwards.

As of December 31, 2004, the Company has net operating loss carryfowards available to offset future federal and state taxable income in the amounts of approximately $13,786,000 and $10,027,000, respectively, and expiring as follows:

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. INCOME TAXES (CONTINUED)

                  NET LOSS CARRYFORWARD              YEAR OF
                    AMOUNT AVAILABLE               EXPIRATION
                 -----------------------      ---------------------
        YEAR       FEDERAL      STATE         FEDERAL      STATE
        ----     ----------  -----------      ---------   ---------

        1993        137,000           --         2008         --
        1994         65,000           --         2009         --
        1995         97,000           --         2010         --
        1996         31,000           --         2011         --
        1997        561,000           --         2012         --
        1998      1,820,000           --         2018         --
        1999      1,048,000           --         2019         --
        2000      3,206,000    3,206,000         2020       2005
        2001      2,400,000    2,400,000         2021       2006
        2002      1,315,000    1,315,000         2022       2007
        2003      1,136,000    1,136,000         2023       2008
        2004      1,970,000    1,970,000         2024       2009
                 ----------   ----------
                 13,786,000   10,027,000
                 ==========   ==========

NOTE 7. COMMITMENTS

The Company leased office space in Fountain Hills, Arizona, under a non-cancelable operating lease agreement which expired in June, 2001. Subsequent to the expiration, the Company had continued to lease the space on a month-to-month basis.

The Company moved operations to new facilities in November 2004 at which time the Company entered into a new non-cancelable lease agreement for office space in Fountain Hills, Arizona commencing December 1, 2004 through December 15, 2009.

Future minimum lease payments under the Company's operating lease as of December 31, 2004 are as follows:

             Year Ending December 31:
             2005                            $ 54,240
             2006                              54,240
             2007                              54,240
             2008                              54,240
             2009                              54,240
                                             --------
             Future minimum lease payments   $271,200
                                             ========


For the years ended December 31, 2004 and 2003, rent expense under the lease agreements was $ 39,061 and $33,363, respectively.

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. NOTE PAYABLES

                                                       2004            2003
                                                   ------------    ------------

15% per annum note payable to Robert Suliot,
principal and interest payable on demand,
through March, 2005 and convertible into
300,000 shares of common stock at maturity         $     25,000    $     25,000

15% per annum note payable to Robert Suliot,
principal and interest payable on demand,
through September, 2005 and convertible into
300,000 shares of common stock at maturity               25,000              --

15% per annum note payable to Robert Suliot,
principal and interest payable on demand,
through, November 2005 and convertible into
300,000 shares of common stock at maturity               25,000              --

15% per annum note payable to Robert Suliot,
principal and interest payable on demand,
through December, 2005 and convertible into
300,000 shares of common stock at maturity               25,000              --

15% per annum note payable to Julius Gelber,
principal and interest payable on demand,
through March 2004                                           --          25,000

6.5% per annum note payable to Premium Financing
Specialists, Inc. with principal and interest
payments of $5,756 though June 2004;
uncollateralized                                             --          33,616
                                                   ------------    ------------
                                                        100,000          83,616
Less: current portion                                  (100,000)        (83,616)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

NOTE 9. SUBSEQUENT EVENTS

During January 2005, officers of the Company agreed to forgive approximately $688,000 in accrued salaries.

On February 1, 2005, loans from three directors in the aggregate of $125,000 plus accrued interest were repaid upon the exercise, by the directors, of 8,588,482 options to purchase the Company's common stock.