Form 10QSB
period 2005-03-31
CORONADO INDUSTRIES INC
filed 2005-05-16
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  33-33042-NY

CORONADO INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-3161629
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16857 E. Saguaro Blvd., Fountain Hills, Arizona 85268
(Address of principal executive offices)

Issuer’s telephone number:  (480) 837-6810

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2005:  198,029,830

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Coronado Industries, Inc.

Form 10-QSB
For the Quarterly Period Ended March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Coronado Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS

	(Unaudited)
	March 31,	December 31,
	2005	2004
Current Assets:
Cash & Cash Equivalents	$1,650	$58
Accounts Receivable	41,280	41,286
Inventory	10,620	15,132
Prepaid Expenses	11,645	14,966
Deferred Compensation	8,333	20,833

Total Current Assets	73,528	92,275

Property and Equipment-Net	9,705	10,259
Deposits	4,520	4,520

Total Assets	$87,753	$107,054

See the accompanying notes to these unaudited consolidated financial statements

Coronado Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	March 31,	December 31,
	2005	2004

Current Liabilities:
Notes Payable	$100,000	$100,000
Notes Payable - Related Parties	360,000	383,000
Accounts Payable	44,553	70,583
Accrued Salaries	93,750	688,317
Accrued Interest	5,447	4,802
Accrued Taxes and Expenses	85,315	141,135

Total Liabilities	689,065	1,387,837

Commitments	—	—

Stockholders' Equity (Deficit)
Preferred Stock - $0.0001 par value; 3,000,000 shares
authorized, none issued or outstanding	—	—
Common Stock - $0.001 par value; 400,000,000 shares authorized,
195,801,016 and 183,291,938 shares issued and outstanding,
respectively	195,801	183,291
Additional Paid In Capital	13,611,879	12,485,478
Accumulated Deficit	(14,408,992)	(13,949,552)

Total Stockholders' Equity (Deficit)	(601,312)	(1,280,783)

Total Liabilities and Stockholders' Equity (Deficit)	$87,753	$107,054

See the accompanying notes to these unaudited consolidated financial statements

Coronado Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended March 31,
	2005	2004

Product Revenue	$49,780	$—

Cost of Product Revenues	22,486	—

Gross Profit	27,294	—

General & Administrative Expenses
Salaries and consulting wages	232,210	187,892
Selling & marketing expenses	79,432	16,473
Legal and professional fees	33,508	68,174
FDA expense	15,650	44,500
Rent expense	15,203	7,589
Other	92,691	40,218
	468,694	364,846
Loss from operations	(441,400)	(364,846)

Interest Expense	(18,040)	(16,240)

Net Loss	$(459,440)	$(381,086)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted Weighted Average Shares Outstanding	190,841,511	164,706,253

See the accompanying notes to these unaudited consolidated financial statements

Coronado Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Year Ended December 31, 2004 and the Three Months Ended March 31, 2005 (Unaudited)

			Additional	Retained	Stockholders'
	Common Stock		Paid-In	Earnings	Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance at December 31, 2003	160,502,022	$160,502	$10,693,968	$(11,854,616)	(1,000,146)

Stock Issued for Debt and Interest	10,746,428	10,746	611,916	—	622,662

Stock and Options Issued for Services	11,543,488	11,543	1,151,094	—	1,162,637

Stock Options Exercised	400,000	400	21,600	—	22,000

Common Stock Issued for Cash	100,000	100	6,900	—	7,000

Net Loss	—	—	—	(2,094,936)	(2,094,936)

Balance at December 31, 2004	183,291,938	183,291	12,485,478	(13,949,552)	(1,280,783)

Stock Issued for Debt and Interest	8,848,482	8,849	128,318	—	137,167

Stock Issued for Services	3,410,596	3,411	229,716	—	233,127

Stock Options Exercised	250,000	250	16,950	—	17,200

Capital Contribution (Note 4)	—	—	751,417	—	751,417

Net Loss (unaudited)	—	—	—	(459,440)	(459,440)

Balance at March 31, 2005	195,801,016	$195,801	$13,611,879	$(14,408,992)	$(601,312)

See the accompanying notes to these unaudited consolidated financial statements

Coronado Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended, March 31, 2005 and 2004

	(Unaudited)
	Three Months Ended March 31,
	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(459,440)	$(381,086)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	554	588
Common Stock issued for services	125,031	64,633
Stock issued for salaries, consulting & interest	112,262	149,839

Changes in Assets and Liabilities:
Prepaid Expenses	3,321	(44,029)
Inventory	4,512	(19,067)
Deferred Compensation	12,500	12,500
Accounts receivable	6	—
Accounts payable	(26,030)	3,098
Accrued salaries	93,750	93,749
Accrued interest	645	(14,242)
Accrued taxes	7,281	14,344
NET CASH USED IN OPERATING ACTIVITIES	(125,608)	(119,673)

CASH FLOW FROM INVESTING ACTIVITIES
Disposition of Equipment	—	8,535

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	8,535

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	110,000	110,400
Proceeds from stock issuance	—	(16,808)
Proceeds from exercise of stock options	17,200	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	127,200	100,592

Net change in cash and cash equivalents	1,592	(10,546)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58	10,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,650	$178

See the accompanying notes to these unaudited consolidated financial statements

Coronado Industries, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended, March 31, 2005 and 2004
(Continued)

	(Unaudited)
	Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,925	$13,025

Non Cash Transactions:
Issuance of common stock for salaries	108,096	64,633
Issuance of common stock for services	125,031	132,381
Issuance of common stock for interest	4,166	17,458
Issuance of common stock for debt	133,000	296,000
Accrued officers salaries and taxes contributed to capital	751,417	—

See the accompanying notes to these unaudited consolidated financial statements

Coronado Industries, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005 and the results of its operations, changes in stockholders' deficit, and cash flows for the three months ended March 31, 2005. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Stock Based Compensation:

The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation. "Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts presented below:

Coronado Industries, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Stock Based Compensation (Continued):

	Three Months Ended
	March 31,
	2005	2004

Net Loss:	$(459,440)	$(381,086)
As Reported
Add: Stock-based employee compensations Expense included in reported net income, net of related tax effects	$—	$—

Deduct: Total stock based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	$—	$—

Pro forma net loss	$(459,440)	$(381,086)

Loss per share:
As reported	$(0.00)	$(0.00)

Pro forma	$(0.00)	$(0.00)

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive instruments. No adjustments were made to reported net income in the computation of earnings per share.

As of March 31, 2005 and 2004, the Company had approximately 80,750,899 and 75,582,499 shares, respectively, of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

Coronado Industries, Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 - COMMITMENTS

During the quarter ended March 31, 2005, the Company entered into a consulting agreement with Montaque Corporate Partners, Ltd. (Montaque). The agreement provides for a 10% royalty on sales of company products under any agreements completed with the significant assistance of Montaque.

In addition, during February 2005, the Company entered into a consulting agreement for clinical and regulatory consulting services.

NOTE 4 - EQUITY

During February, 2005, three officers exercised options to purchase 8,588,482 shares of common stock through the conversion of an aggregate of $122,528 of debt and interest.

During the quarter ended March 31, 2005, three officers forgave their accrued salaries.  The accrued salaries and taxes, in the aggregate amount of $751,417, have been reflected as a capital contribution as of March 31, 2005.

NOTE 5 - GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to sustain losses for the past several years and has negative working capital and negative net worth.

During 2004 the Company received their Type 2A product classification and began shipping its product overseas. The Company recorded product revenue of approximately $ 49,780 in the first quarter of 2005 and $41,000 during 2004. The Company anticipates increased product revenues through 2005 as a result of the aforementioned certification.

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

Quarter Ending March 31, 2005

Operations.

Registrant continued delivery of its PNT products to its European distributors in the first quarter of 2005. Total sales were $49,780, with a cost of goods sold of $22,486. Registrant's gross margin on its products sold was approximately 55%, but its marketing expenses for these European sales was approximately 152% of gross sales. Registrant expects its European sales to continue throughout 2005; however, profitability from European sales is not likely in 2005. There can be no assurance that Registrant's operations will ever be profitable.

For the quarter ending March 31, 2005 Registrant experienced a loss from operations of $441,400, which was comprised primarily of its gross profit from European sales of $27,294, and its general and administrative expenses incurred at the corporate level of $468,694.  76.9% of Registrant's first quarter 2005 corporate expenses consisted of salaries and consulting wages of $232,210 (49.5%), professional expenses of $49,158 (10.5%) and selling and media promotion expenses of $79,432 (16.9%). In comparison, during first quarter 2004, 86.9% of Registrant's corporate expense of $364,846 consisted of salaries and wages of $187,892 (51.5%), professional expenses of $112,674 (30.9%) and selling and media promotion of $16,473 (4.5%). The increase in salaries and consulting wages in 2005 from 2004 resulted from increased consulting wages during the 2005 quarter. The decrease in professional expenses in 2005 from 2004 occurred as a result of decreased FDA-type expenses in 2005. The increase in selling and media promotion expenses in 2005 from 2004 resulted from the hiring a European sales consultant on a full time basis in the fall of 2004. Approximately 50% of the corporate expenses in 2005 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable throughout the remainder of 2005.  Registrant expects its professional expenses to increase in 2005 as a result of its increased costs for its proposed FDA study to be submitted later in 2005. Registrant expects its selling and media promotion expenses will remain high throughout the remainder of 2005 as a result of its European product distribution.

Liquidity and Capital Resources.

Because of Registrant's current inventory levels, on a short-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, unless a substantial order is placed. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,400,000 per year, the Registrant suffered from a liquidity shortage during the first quarter of 2005.  From January 1, 2005 to May 1, 2005 Registrant borrowed a total of $85,000 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2005; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

From February 1, 2005 through May 1, 2005 G. Richard Smith had loaned the Registrant $35,000; Gary R. Smith had loaned Registrant $40,000; and Dr. John T. LiVecchi had loaned Registrant $20,000. These loans accrued interest at 15% per annum. Each of these loans plus interest were repaid on May 2, 2005 with G. Richard Smith exercising stock options for 3,250,747 shares, Gary R. Smith exercising stock options for 3,706,973 shares and the issuance of 508,836 shares to Dr. John T. LiVecchi.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending for the Registrant at March 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2005 Registrant issued a total of 260,000 restricted common stock shares to two individuals as repayment of loans totaling $13,000. These shares were issued under Section 4(2) of the Securities Act of 1933 (the "Act").

On March 31, 2005 Registrant issued a total of 250,000 restricted common stock shares to two residents of Germany as payment for $8,750 of public relations services. This issuance is not subject to regulation under the Act.

On May 2, 2005 Registrant's Board of Directors approved the issuance of: (i) 3,250,747 restricted shares to G. Richard Smith in conversion of $35,758.22 of loans and interest as payment for stock options; (ii) 3,706,973 restricted shares to Gary R. Smith in conversion of $40,776.70 of loans and interest as payment for stock options; and (iii) 508,836 restricted shares to John LiVecchi in conversion of $20,353.43 of loans and interest as payment for stock. These shares were issued under Rule 501 of Regulation D and Section 4(2) of the Act.

All other equity securities issued by Registrant during the quarter ended March 31, 2005 were registered under the Act with the SEC or disclosed in a previous Form S-8 filing.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matter to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

CORONADO INDUSTRIES, INC.

Date: May 13, 2005	By:	/s/ G. Richard Smith

G. Richard Smith Chairman (Chief Executive Officer)

Date: May 13, 2005	By:	/s/ Gary R. Smith

Gary R. Smith Treasurer (Chief Accounting Officer)