Form 10QSB
period 2005-06-30
CORONADO INDUSTRIES INC
filed 2005-08-19
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

(480) 837-6810
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 17, 2005:  214,205,557

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Coronado Industries, Inc.

Form 10-QSB
For the Quarterly Period Ended June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 (Unaudited) and December 31, 2004

ASSETS
	(Unaudited)
	June 30,	December 31,
	2005	2004
CURRENT ASSETS

Cash & Cash Equivalents	$–	$58
Accounts Receivable	21,000	41,286
Inventory	28,086	15,132
Prepaid Expenses	8,322	14,966
Deferred Compensation	–	20,833

TOTAL CURRENT ASSETS	57,408	92,275

Property and Equipment-Net	9,177	10,259
Deposits	9,040	4,520

TOTAL ASSETS	$75,625	$107,054

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 (Unaudited) and December 31, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	June 30,	December 31,
	2005	2004
CURRENT LIABILITIES

Notes Payable	$100,000	$100,000
Notes Payable - Related Parties	367,000	383,000
Cash Overdraft	6,217	–
Accounts Payable	85,089	70,583
Accrued Salaries	187,500	688,317
Accrued Interest	9,059	4,802
Accrued Taxes and Expenses	99,660	141,135
TOTAL LIABILITIES	854,525	1,387,837

Commitments	–	–

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock - $0.0001 par value; 3,000,000 shares authorized, none issued or outstanding	–	–
Common Stock - $0.001 par value; 400,000,000 shares authorized, 207,831,906 and 183,291,938 shares issued and outstanding, respectively	207,831	183,291
Additional Paid In Capital	13,932,028	12,485,478
Accumulated Deficit	(14,918,759)	(13,949,552)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(778,900)	(1,280,783)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$75,625	$107,054

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Six & Three Months Ended June 30, 2005 and 2004

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
REVENUE
Product Revenue	$70,780	$–	$21,000	$–

COST OF SALES
Cost of Product Revenues	31,455	–	8,969	–

GROSS PROFIT (LOSS)	39,325	–	12,031	–

General & Administrative Expenses
Salaries and wages	516,544	499,852	284,334	311,960
Selling & marketing expenses	96,893	51,634	17,461	35,161
Legal and professional fees	129,840	154,189	96,332	86,015
FDA expense	26,650	63,900	11,000	19,400
Rent expense	36,576	15,834	21,373	8,245
Other	165,564	73,622	72,873	33,404
	972,067	859,031	503,373	494,185

INCOME (LOSS) FROM OPERATIONS	(932,742)	(859,031)	(491,342)	(494,185)

OTHER INCOME (EXPENSE)
Interest Expense	(36,465)	(34,777)	(18,425)	(18,537)
	(36,465)	(34,777)	(18,425)	(18,537)

NET LOSS	$(969,207)	$(893,808)	$(509,767)	$(512,722)

Basic net income/(loss) per share	$–	$(0.01)	$(0.00)	$(0.00)

Basic Weighted Average Shares Outstanding	194,568,321	166,891,160	198,281,436	169,076,066

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended June 30, 2005

			Additional	Retained	Stockholders'
	Common Stock		Paid-In	Earnings	Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance at December 31, 2003	160,502,022	$160,502	$10,693,968	$(11,854,616)	(1,000,146)

Stock Issued for Debt and Interest	10,746,428	10,746	611,916	–	622,662
Stock and Options Issued for Services	11,543,488	11,543	1,151,094	–	1,162,637
Stock Options Exercised	400,000	400	21,600	–	22,000
Common Stock Issued for Cash	100,000	100	6,900	–	7,000
Net Loss	–	–	–	(2,094,935)	(2,094,935)

Balance at December 31, 2004	183,291,938	183,291	12,485,478	(13,949,552)	(1,280,783)

Stock Issued for Debt and Interest	16,314,948	16,315	217,740	–	234,055
Stock Issued for Services	7,875,020	7,875	459,543	–	467,418
Stock Options Exercised	350,000	350	17,850	–	18,200
Capital Contribution (Note 4)	–	–	751,417	–	751,417
Net Loss	–	–	–	(969,207)	(969,207)

Balance at June 30, 2005	207,831,906	$207,831	$13,932,028	$(14,918,759)	$(778,900)

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2005 and 2004

	(Unaudited)
	Three Months Ended June 30,
	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(509,767)	$(512,722)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	528	588
Common Stock and options issued for services	75,363	212,370
Stock issued for salaries, consulting & interest	160,817	89,885

Changes in Assets and Liabilities:
Prepaid expenses	3,323	36,885
Deposits	(4,520)	–
Inventory	(17,466)	–
Deferred compensation	8,333	12,500
Accounts receivable	20,280	–
Accounts payable	40,536	(11,302)
Accrued salaries	93,750	93,751
Accrued interest	3,612	1,959
Accrued taxes	14,344	14,343
NET CASH USED IN OPERATING ACTIVITIES	(110,867)	(61,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	6,217	–
Repayment on Notes Payable, Related Party	–	(13,400)
Proceeds from borrowings	102,000	100,000
Repayment on Notes Payable	–	(11,205)
Proceeds from exercise of stock options	1,000	14,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	109,217	89,395

Net change in cash and cash equivalents	(1,650)	27,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,650	178

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$27,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,000	$0

Non Cash Transactions:
Issuance of common stock for salaries	158,929	89,885
Issuance of common stock and options for services	75,363	212,370
Issuance of common stock for interest	1,888	–
Issuance of common stock for debt	95,000	–

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(969,207)	$(893,808)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,082	1,175
Stock issued for salaries, consulting, & interest	273,079	171,976
Common Stock and options issued for services	200,394	344,752

Changes in Assets and Liabilities:
Accounts receivable	20,286	–
Inventory	(12,954)	(19,067)
Prepaid expenses	6,644	(7,144)
Deposits	(4,520)	–
Deferred compensation	20,833	25,000
Accounts payable	14,506	(8,204)
Accrued salaries	187,500	187,500
Accrued interest	4,257	(12,283)
Accrued taxes and expenses	21,625	28,687
NET CASH USED IN OPERATING ACTIVITIES	(236,475)	(181,416)

CASH FLOW FROM INVESTING ACTIVITIES
Disposition of Equipment	–	8,535
NET CASH PROVIDED BY INVESTING ACTIVITIES	–	8,535

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	6,217	–
Proceeds from borrowings	212,000	210,400
Repayment on Notes Payable, Related Party	–	(13,400)
Repayment on Notes Payable	–	(28,013)
Proceeds from exercise of stock options	18,200	21,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	236,417	189,987

Net change in cash and cash equivalents	(58)	17,106

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58	10,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$27,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$24,925	$29,602

Non Cash Transactions:
Issuance of common stock for salaries	267,025	154,518
Issuance of common stock and options for services	200,394	344,752
Issuance of common stock for interest	6,054	17,458
Issuance of common stock for debt	228,000	296,000
Accrued officers salaries and taxes contributed to capital	751,417	–

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2005 and the results of its operations, changes in stockholders' deficit, and cash flows for the six months ended June 30, 2005. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Stock-Based Compensation:

The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation. "Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts presented below:

CORONADO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

STOCK BASED COMPENSATION (Continued):

	Three Months Ended June 30,
	2005	2004

Net Income / (Loss):
As Reported	$(509,767)	$(512,722)

Add: Stock-based employee compensations expense included in reported net income, net of related tax effects	$–	$–

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(233,000)	$(1,015,605)

Proforma net loss	$(742,767)	$(1,528,327)

Less per share:
As reported	$0.00	$(0.00)

Proforma	$0.00	$(0.01)

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

As of June 30, 2005 and 2004, the Company had approximately 163,488,499 and 75,582,499 shares of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

CORONADO INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - EQUITY

During May 2005, three officers exercised options to purchase 7,466,466 through the conversion of an aggregate of $96,888 of debt and interest.

NOTE 4 - GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to sustain losses for the past several years and has negative working capital and negative net worth.

During 2004 the Company received their Type 2A product classification and began shipping its product overseas. The Company recorded product revenue of approximately $ 70,780 through the second quarter of 2005 and $0 during 2004. The Company anticipates increased product revenues through 2005 as a result of the aforementioned certification.

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

Critical Accounting Policies

“Management's Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions about assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most “critical accounting policies” in Management's Discussion and Analysis section. A critical accounting policy is one which is both important to portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

These policies include, but are not limited to, the carrying value of the inventory and fixed assets; the periodic expensing of the costs relating to the FDA licensing activity; and the valuation of common stock and other equities related to compensation and other services.

Three Months Ending June 30, 2005

Operations

Registrant continued delivery of its PNT products to its European distributors in the second quarter of 2005. Total sales were $21,000, with a cost of goods sold of $8,969. Registrant's gross margin on its products sold was approximately 57%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2005; however, profitability from European sales is not likely in 2005. There can be no assurance that Registrant's operations will ever be profitable.

For the quarter ending June 30, 2005 Registrant experienced a net loss of $507,767, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $503,373. 81.3% of Registrant’s second quarter 2005 corporate expenses consisted of salaries and wages of $284,334 (56.3%), professional expenses of $107,332 (21.3%) and selling and promotion of $17,461 (3.5%). In comparison, during second quarter 2004 91.5% of Registrant's corporate expense of $494,185 consisted of salaries and wages of $311,960 (63.1%), professional expenses of $105,415 (21.3%) and selling and promotion of $35,161 (7.1%). The decrease in salaries and wages in 2005 from 2004 resulted from decreased wages for non-management personnel. The increase in professional expenses in 2005 from 2004 occurred as a result of higher expenses in connection with the filing of Registrant's annual report. The decrease in selling and promotion in 2005 from 2004 resulted from a termination of 2004 media relations contract in 2005. Registrant expects its salaries and wages to be stable in the second half of 2005. Registrant expects its professional expenses in 2005 to remain at a relatively consistent level until it submits another patient testing protocol to the FDA. Registrant's promotion expenses will dramatically increase when Registrant commences distribution of its product.

Liquidity and Capital Resources

On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant’s current inventory levels. Because of the Registrant's cash position at year-end and general and administrative expenses totaling approximately $1,500,000 in 2004, the Registrant suffered from a liquidity shortage during the first half of 2005. During the second quarter of 2005 Registrant was required to borrow a total of $85,000 from its Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant's product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2005; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

From May 1, 2005 through August 1, 2005 G. Richard Smith had loaned the Registrant $30,000; Gary R. Smith had loaned Registrant $30,000; and Dr. John T. LiVecchi had loaned Registrant $25,000. These loans accrued interest at 15% per annum. Each of these loans plus interest were repaid on August 8, 2005 with G. Richard Smith exercising stock options for 2,773,972 shares, Gary R. Smith exercising stock options for 2,773,599 shares and the issuance of 1,276,610 shares to Dr. John T. LiVecchi.

Six Months Ending June 30, 2005

Operations

Registrant continued delivery of its PNT products to its European distributors in the first half of 2005. Total sales were $70,780, with a cost of goods sold of $31,455. Registrant's gross margin on its products sold was approximately 55%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2005; however, profitability from European sales is not likely in 2005. There can be no assurance that Registrant's operations will ever be profitable.

For the six months ending June 30, 2005 Registrant experienced a net loss of $969,207, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $972,067. 79.2% of Registrant’s 2005 first half corporate expenses consisted of salaries and wages of $516,544 (53.1%), professional expenses of $156,490 (16.1%) and selling and promotion expenses of $96,893 (10.0%). In comparison, during first half of 2004 89.6% of Registrant's corporate expense of $859,031 consisted of salaries and wages of $499,852 (58.2%), professional expenses of $218,089 (25.4%) and selling and promotion of $51,634 (6.0%). The increase in salaries and wages in 2005 from 2004 resulted from engaging a new European marketing consultant in the later half of 2004. The decrease in professional expenses in 2005 from 2004 occurred as a result of decreased regulatory expenses in Europe in 2005. The increase in selling and promotion expenses in 2005 from 2004 resulted from an agreement with a new media relations firm in the second half of 2004 through the first quarter of 2005.

Item 3.   Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2005, of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There have been no changes in the our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending for the Registrant at June 30, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2005 Registrant issued a total of 260,000 restricted common stock shares to two individuals as repayment of loans totaling $13,000. These shares were issued under Section 4(2) of the Securities Act of 1933 (the “Act”).

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

On August 8, 2005 Registrant's Board of Directors approved the issuance of: (i) 2,773,973 restricted shares to G. Richard Smith in conversion of $30,513.70 of loans and interest as payment for stock options; (ii) 2,773,599 restricted shares to Gary R. Smith in conversion of $30,509.59 of loans and interest as payment for stock options; and (iii) 1,276,610 restricted shares to John LiVecchi in conversion of $25,532.19 of loans and interest as payment for stock. These shares were issued under Rule 501 of Regulation D and Section 4(2) of the Act.

All other equity securities issued by Registrant during the quarter ended June 30, 2005 were registered under the Act with the SEC or disclosed in a previous Form S-8 filing.

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

CORONADO INDUSTRIES, INC.

Date: August 12, 2005	By:	/s/ G. Richard Smith

G. Richard Smith Chairman (Chief Executive Officer)

Date: August 12, 2005	By:	/s/ Gary R. Smith

Gary R. Smith Treasurer (Chief Accounting Officer)