Form 10QSB
period 2005-09-30
CORONADO INDUSTRIES INC
filed 2005-11-21
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2005:  232,683,581

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CORONADO INDUSTRIES, INC.

Form 10-QSB
For the Quarterly Period Ended September 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 (Unaudited) and December 31, 2004

ASSETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash & Cash Equivalents	$8,113	$58
Accounts Receivable	17,565	41,286
Inventory	30,384	15,132
Prepaid Expenses	17,105	14,966
Deferred Compensation	–	20,833

TOTAL CURRENT ASSETS	$73,167	$92,275

Property and Equipment-Net	8,649	10,259
Deposits	4,520	4,520

TOTAL ASSETS	$86,336	$107,054

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 (Unaudited) and December 31, 2004
(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited)
	September 30,	December 31,
	2005	2004
CURRENT LIABILITIES

Notes Payable	$100,000	$100,000
Notes Payable to Related Parties	392,000	383,000
Accounts Payable	69,117	70,583
Accrued Salaries	281,250	688,317
Accrued Interest	8,231	4,802
Accrued Taxes and Expenses	114,004	141,135
TOTAL CURRENT LIABILITIES	$964,602	$1,387,837

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - $0.0001 par value; 3,000,000 shares authorized, none issued or outstanding	–	–
Common Stock - $0.001 par value; 400,000,000 shares authorized, 225,038,656 and 183,291,938 shares issued and outstanding, respectively	225,039	183,291
Additional Paid In Capital	14,279,708	12,485,478
Accumulated Deficit	(15,383,013)	(13,949,552)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(878,266)	(1,280,783)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$86,336	$107,054

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine and Three Months Ended September 30, 2005 and 2004

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
REVENUE
Product Revenue	$88,330	$–	$17,550	$–

COST OF SALES
Cost of Product Revenues	35,680	–	4,225	–

GROSS PROFIT (LOSS)	52,650	–	13,325	–

General & Administrative Expenses
Salaries and wages	809,398	691,871	292,854	192,019
Sales and Marketing Expense	116,644	104,762	19,752	53,128
Legal and professional fees	169,256	225,071	39,417	70,882
FDA expense	82,350	214,096	55,700	150,196
Rent expense	45,616	25,179	9,040	9,345
Other	208,980	135,002	43,414	61,380
	1,432,244	1,395,981	460,177	536,950

INCOME (LOSS) FROM OPERATIONS	(1,379,594)	(1,395,981)	(446,852)	(536,950)

OTHER INCOME (EXPENSE)
Interest Expense	(53,867)	(56,005)	(17,402)	(21,228)
	(53,867)	(56,005)	(17,402)	(21,228)

NET LOSS	$(1,433,461)	$(1,451,986)	$(464,254)	$(558,178)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$–	$–

WEIGHTED AVERAGE SHARES OUTSTANDING	193,624,261	168,674,823	216,286,487	172,203,376

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2005

			Additional	Retained	Stockholders’
	Common Stock		Paid-In	Earnings	Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance at December 31, 2003	160,502,022	$160,502	$10,693,968	$(11,854,616)	$(1,000,146)

Stock Issued for Services	11,543,488	11,543	1,151,094	–	1,162,637
Common Stock Issued for Cash	100,000	100	6,900	–	7,000
Stock Options Exercised	400,000	400	21,600	–	22,000
Stock Issued for Salaries, Debt and Interest	10,746,428	10,746	611,916	–	622,662
Net Loss	–	–	–	(2,094,935)	(2,094,935)

Balance at December 31, 2004	183,291,938	183,291	12,485,478	(13,949,552)	(1,280,783)

Stock Issued for Debt and Interest	23,139,130	23,139	297,471	–	320,610
Stock Issued for Services	17,957,588	17,959	724,792	–	742,751
Capital Contribution	–	–	751,417	–	751,417
Stock Options Exercised	650,000	650	20,550	–	21,200
Common Stock Issued for Cash	–	–	–	–	–
Net Loss	–	–	–	(1,433,461)	(1,433,461)

Balance at September 30, 2005	225,038,656	$225,039	$14,279,708	$(15,383,013)	$(878,266)

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,433,461)	$(1,451,986)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,610	1,763
Stock issued for salaries, consulting & interest	452,204	249,376
Common stock and options issued for services	298,157	534,712

Changes in Assets and Liabilities:
Inventory	(15,252)	(24,765)
Prepaid expenses	(2,139)	22,123
Deferred Compensation	20,833	37,500
Accounts Receivable	23,721
Accounts payable	(1,466)	(3,534)
Accrued salaries	281,250	281,250
Accrued interest	3,429	(18,172)
Accrued taxes	35,969	43,031

NET CASH USED IN OPERATING ACTIVITIES	(335,145)	(328,702)

CASH FLOW FROM INVESTING ACTIVITIES
Disposition of Equipment	–	8,535

NET CASH PROVIDED BY INVESTING ACTIVITIES	–	8,535

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	–	7,000
Proceeds from borrowings	322,000	371,900
Repayment on Notes Payable, Related Party	–	(13,400)
Repayment on Notes Payable	–	(33,616)
Proceeds from exercise of stock options	21,200	21,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	343,200	352,884

Net change in cash and cash equivalents	8,055	32,717

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58	10,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,113	$43,441

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Continued)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$42,525	$39,750

Non Cash Transactions:
Issuance of common stock for salaries and consulting	444,594	221,214
Issuance of common stock for services & options	298,157	534,713
Issuance of common stock for interest	7,610	28,162
Issuance of common stock for debt	313,000	594,500
Accrued officers’ salaries and taxes contributed to capital	751,417	–

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2005 and 2004

	(Unaudited)
	Three Months Ended September 30,
	2005	2004

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(464,254)	$(558,178)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	528	588
Stock issued for salaries, consulting & interest	179,124	77,400
Common stock and options issued for services	97,763	189,961

Changes in Assets and Liabilities:
Prepaid Expenses	(8,783)	29,267
Deposits	4,520	–
Inventory	(2,298)	(5,698)
Deferred Compensation	–	12,500
Accounts Receivable	3,435	–
Accounts payable	(15,971)	4,670
Accrued salaries	93,750	93,750
Accrued interest	(828)	(5,889)
Accrued taxes and expenses	14,344	14,343

NET CASH USED IN OPERATING ACTIVITIES	(98,670)	(147,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(6,217)	–
Proceeds from borrowings	110,000	161,500
Proceeds from stock issuance	–	7,000
Proceeds from exercise of stock options	3,000	–
Repayment on Notes Payable	–	(5,603)

NET CASH PROVIDED BY FINANCING ACTIVITIES	106,783	162,897

Net change in cash and cash equivalents	8,113	15,611

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	27,830

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,113	$43,441

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2005 and 2004
(Continued)

	(Unaudited)
	Three Months Ended September 30,
	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$17,600	$15,750

Non Cash Transactions:
Issuance of common stock for salaries and consulting	177,568	66,696
Issuance of common stock for services	97,763	189,961
Issuance of common stock for interest	1,556	10,704
Issuance of common stock for debt	85,000	298,500

See the accompanying notes to these unaudited consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months ended September 30, 2005. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

REVENUE RECOGNITION:

The Company recognizes revenue based on guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue when title passes to the customer upon shipment. The Company has established a right of return policy that is accounted for as a warranty provision under SFAS No. 5, “Accounting for Contingencies.” The Company does not have any post shipment obligations.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ deficit of Coronado Industries, Inc., and its wholly-owned subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

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

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

STOCK BASED COMPENSATION:

The Company has adopted FAS No. 123, “Accounting for Stock-Based Compensation.”  Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company’s financial statements for the periods presented. The Company did not grant any options during the three months ended September 30, 2005, therefore the loss as reported and the pro forma loss are as follows:

	Three Months Ended September 30,
	2005	2004

Net Income / (Loss):
As Reported	$(464,254)	$(558,178)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$–	$–
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$–	$–

Pro forma net loss	$(464,254)	$(558,178)

Less per share:
As reported	$0.00	$(0.00)

Pro forma	$0.00	$(0.01)

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

As of September 30, 2005 and 2004, the Company had approximately 163,188,499 and 93,632,499 shares of dilutive securities. Diluted earnings per share are not presented, as their affect is antidilutive (reduces the loss per share).

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - EQUITY

During August 2005, three officers exercised options to purchase 6,824,182 shares of common stock through the conversion of an aggregate of $86,555 of debt and interest.

NOTE 4 - GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $891,435 and a negative net worth of $878,266.

At this time the greatest impediment to the Company’s profitability is the FDA approval of the sale of its products in the United States. The Company has been attempting to negotiate the protocol for a clinical study in the United States which would be relatively short in duration and inexpensive to complete. The previous finding of a “significant patient risk” by the FDA has thus far been a problem to negotiating a favorable clinical study protocol. The Company is hopeful that the results of a recent animal study and a new presentation of older patient records will permit a favorable clinical study protocol to be granted by the FDA within the next year.

If a favorable clinical study protocol were granted by the FDA the Company anticipates it will be about two years after the clinical study commences before the Company’s products could be sold in the U.S. The estimated cost of the clinical study is several million dollars. The Company is hopeful a major medical equipment distributor will pay the majority of the clinical study expenses as consideration for receiving the U.S. or worldwide marketing rights to the products. If the Company is unable to obtain third party funding of the clinical study, the Company will seek equity or debt financing for the clinical study. There is no assurance that the Company will be able to adequately fund any clinical study permitted by the FDA.

Until the Company receives its FDA approval the Company will be dependent on loans from its management and improved international sales. During 2004 the Company received its Type 2a product classification and began shipping its products overseas pursuant to four distribution contracts. The Company recorded product revenue of approximately $88,330 during the first three quarters of 2005. The Company anticipates slightly increased product revenues in 2006 from these European distribution agreements.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Special Note on Forward-Looking Statements

Except for historical information contained herein, this document contains forward-looking statements. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company’s plans and expectations. The Company’s actual results may differ materially from such statements. Although the Company believes that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this document. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions about assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis section. A critical accounting policy is one which is both important to portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

These policies include, but are not limited to, the carrying value of the inventory and fixed assets, the life of fixed assets, the expensing of the costs relating to FDA and European licensing activities, and the valuation of common stock related to compensation and other services. Complex judgments and estimates underlie these critical accounting policies, such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, dividing consultants’ compensation between expense categories of FDA licensing activities and sales activities, dividing compensation and payments to third parties between cost of goods sold category and general and administrative expense, and the determination of the market value of restricted stock when issued as compensation or as repayment for loans.

Three Months Ending September 30, 2005

Operations

Registrant continued delivery of its PNT products to its European distributors in the third quarter of 2005. Total sales were $17,550, with a cost of goods sold of $4,225. Registrant’s gross margin on its products sold was approximately 76%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2005; however, profitability from European sales is not likely in 2005. There can be no assurance that Registrant’s operations will ever be profitable.

For the quarter ending September 30, 2005 Registrant experienced a net loss of $464,254, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $460,177 and net interest expense of $17,402. 88.6% of Registrant’s third quarter 2005 corporate expenses consisted of salaries and wages of $292,854 (63.6%), professional expenses of $95,117 (20.7%) and selling and media promotion of $19,752 (4.3%). In comparison, during third quarter 2004 86.8% of Registrant’s corporate expense of $536,950 consisted of salaries and wages of $192,019 (35.8%), professional expenses of $221,078 (41.2%) and selling and media promotion of $53,128 (9.9%). The increase in salaries and wages during the 2005 quarter resulted from salary increases for non-management personnel and the hiring of the European marketing consultant in late 2004. The decrease in promotional expenses in 2005 resulted from engaging two media relations firms in 2004. The substantial decrease in professional expenses in 2005 over 2004 occurred as a result of unusual expenses in connection with the Registrant’s product approval in Europe during the 2004 quarter. Over 30% of the corporate expenses in 2005 were paid with Registrant’s common stock in order to preserve Registrant’s cash resources. Registrant expects its management salaries to be stable in the last quarter of 2005. Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur, such as FDA protocol approval, European contracts executed, increased sales, worldwide or U.S. distribution agreements executed, or medical journal publication. Registrant expects its professional and promotional expenses throughout the remainder of 2005 to grow as its European marketing activities continue and new FDA approval efforts commence.

Liquidity and Capital Resources

Because of Registrant’s current inventory levels, Registrant requires only minimal capital to sustain its manufacturing of the patented equipment. Because of the Registrant’s cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during the third quarter of 2005. During the third quarter of 2005 Registrant was required to borrow a total of $80,000 from its three Directors which was repaid in November 2005 with restricted common stock. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant’s product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2005 and in 2006; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

At October 31, 2005 Registrant had received loans of $335,000 from G. Richard Smith, Registrant’s Chairman, $30,000 from Gary R. Smith, Registrant’s President, and $75,000 rom Dr. John LiVecchi, a Director of Registrant. See Item 2 of Part II below. The $300,000 loan from G. Richard Smith bears interest at 16% per annum and the other loans from Directors bear interest at 15% per annum. Also at September 30, 2005 Registrant had received loans totaling $100,000 from a third-party. These loans accrue interest at the rate of 15% per annum and are convertible into 600,000 common stock shares at the end of their one-year terms.

Nine Months Ending September 30, 2005

Operations

Registrant continued delivery of its PNT products to its European distributors in the first three quarters of 2005. Total sales were $88,330, with a cost of goods sold of $35,680. Registrant’s gross margin on its products sold was approximately 60%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2005; however, profitability from European sales is not likely in 2005. There can be no assurance that Registrant’s operations will ever be profitable.

For the nine months ending September 30, 2005, Registrant experienced a net loss of $1,433,461 which was comprised primarily of its general and administrative expenses incurred at the corporate level of $1,432,244 and net interest expense of $53,867. 82.2% of Registrant’s 2005 nine-month corporate expenses consisted of salaries and wages of $809,398 (56.5%), professional expenses of $251,606 (17.6%) and selling and media promotion of $116,644 (8.1%). In comparison, during the first nine months of 2004 88.5% of Registrant’s corporate expense of $1,395,981 consisted of salaries and wages of $691,871 (49.6%), professional expenses of $439,167 (31.5%) and selling and media promotion of $104,762 (7.5%). The increase of salaries and wages in 2005 over 2004 resulted from increased salaries for non-management personnel. The decrease in professional expenses in 2005 over 2004 occurred as a result of the unusual expenses in connection with the Registrant’s product approval in Europe in the 2004 period. The slight increase in selling and media promotion in 2005 over 2004 resulted from increased European marketing activities in 2005.

Item 3.   Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in the our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending for the Registrant at September 30, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2005 Registrant issued (i) 3,393,322 restricted shares to G. Richard Smith, Registrant’s Chairman, in conversion of $35,528.08 of loan principal and accrued interest; (ii) 2,895,160 restricted shares to Gary R. Smith, Registrant’s President, in conversion of $30,312.33 of loan principal and accrued interest; and (iii) 7,283,432 restricted shares to John T. LiVecchi, Registrant’s Director, in conversion of $76,257.53 of loan principal and accrued interest. These shares were issued under Section 4(2) of the Securities Act of 1933.

In November 2005 Registrant issued (i) 11,938,873 restricted shares to G. Richard Smith, Registrant’s Chairman, in conversion of $125,000 of accrued salary; and (ii) 5,969,436 restricted shares to John T. LiVecchi, Registrant’s Director, in conversion of $62,500 of accrued salary. These shares were issued under Section 4(2) of the Securities Act of 1933.

All other equity securities issued by Registrant during the quarter ended September 30, 2005 were registered under the Act with the SEC or disclosed in a previous Form S-8 filing.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

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

CORONADO INDUSTRIES, INC.

Date: November 21, 2005	By:	/s/ G. Richard Smith

G. Richard Smith Chairman (Chief Executive Officer)

Date: November 21, 2005	By:	/s/ Gary R. Smith

Gary R. Smith Treasurer (Chief Accounting Officer)