Form 10KSB/A
period 2004-12-31
CORONADO INDUSTRIES INC
filed 2006-01-10
CIK 859365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB

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

================================================================================

                            CORONADO INDUSTRIES, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                                                            PAGE

PART I

Item 1(a). Business Development...........................................    4
Item 1(b). Business of Issuer.............................................    4
Item 2.    Description of Property........................................    9
Item 3.    Legal Proceedings..............................................    9
Item 4.    Submission of Matters to a Vote of Security Holders............    9

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................    9
Item 6.    Management's Discussion and Analysis or Plan of Operation......   11
Item 7.    Financial Statements...........................................   13
Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................   13
Item 8A.   Controls and Procedures........................................   13

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons'Compliance with Section 16(a) of the Exchange Act......   14
Item 10.   Executive Compensation.........................................   16
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................   17
Item 12.   Certain Relationships and Related Transactions.................   19
Item 13.   Exhibits.......................................................   20
Item 14.   Principal Accountant Fees and Services.........................   21

SIGNATURES................................................................   22

SUPPLEMENTAL INFORMATION AND EXHIBITS.....................................   23

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

In the United States, glaucoma is the second leading cause of blindness affecting approximately 3,000,000 persons. Of those, about 60,000 are legally blind. If detected and treated early, glaucoma need not cause blindness or even severe vision loss. While there is no cure for glaucoma, the Registrant believes that its patented device and process provide an effective treatment for afflicted persons and that a significant global market for its patented process, equipment and rings currently exists. The Registrant has not yet received FDA approval for sale of its products in the United States and at this time it appears that Registrant's sales in Europe will be negatively impacted until such FDA approval is obtained.

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

THE FIXATION DEVICE

After four years of ongoing studies involving Dr. John T. LiVecchi, M.D., F.A.C.S., Assistant Clinical Professor of Ophthalmology, Allegheny University and Dr. Guillermo Avolos, Professor of Ophthalmology, University of Guadalajara, Mexico, it was determined that a 2 minute treatment with Ophthalmic International's "vacuum fixation device and patented design suction ring" temporarily reduced inter-ocular pressure ("I.O.P.") in the treatment of Open angle Glaucoma by approximately 6 Hg for an average of three months at which time the treatment can be repeated with no serious side effects. This I.O.P. lowering is achieved when the external suction device is applied over the perilimbal area for a specified time. With this treatment the Registrant believes that there are no harmful side effects, like those associated with eye drop treatments. In addition, the patent entitled "Open Angle Glaucoma Treatment Apparatus and Method" has been approved.

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

The Registrant's vacuum equipment is composed of special order parts, such as the molded case, display board, circuit boards, and motors, all for which Registrant has established manufacturing relationships with manufacturers. Registrant's subsidiary, Ophthalmic International, Inc., assembles the vacuum fixation device at its offices in Fountain Hills, Arizona. At such time as Registrant executes an agreement with a major distributor, Registrant may also sell the manufacturing rights to the same company. The Registrant purchases the patented rings on a purchase-order basis from a medical device manufacturer, which manufactures the rings from the specially designed mold owned by the Registrant.

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

In February 1999, the FDA requested more information be submitted on patients treated to date with the PNT product. In September 1999, the FDA demanded Registrant submit a new clinical protocol for additional patient studies. In October 2000 Registrant negotiated a protocol with the FDA which provides for an additional six-month study of a minimum of 204 patients (with a two-year follow-up) from 5 different study sites. Registrant continues in negotiation with the FDA concerning various features of the protocol and the study, such as the length of the study and the number of patients, in hopes of expediting FDA approval. However, there can be no assurance Registrant's PNT products will ever receive FDA approval for sale in the United States. The Registrant presently intends to submit a new clinical protocol for additional patient studies to the FDA in the second half of 2005.

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

The manufacturer of a medical device which is to be distributed in the United States must be inspected and registered with the FDA. The company which currently manufactures the Registrants's suction ring and the company which sterilizes and packages this ring are registered as medical device manufacturers with the FDA. The Registrant's facility was inspected and registered with the FDA as a manufacturer of the predecessor fixation device product and the PNT product in 1996.

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

PATENT

On February 11, 1997 the U.S. Patents and Trademarks Office issued a seventeen-year patent to Ophthalmic International, L.L.C., Patent Number 5,601,548, for the process, equipment and the procedure. The Registrant believes, without assurance, that this patent provides the Registrant with a substantial competitive advantage over current glaucoma treatment competitors. The Registrant is not aware of any other patent being granted for glaucoma treatment. The granting of a patent to the Registrant does not assure that the FDA will ever approve the commercial distribution of the Registrant's PNT product in the U.S.

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

These policies include, but are not limited to, the carrying value of the inventory and fixed assets, the life of fixed assets, the expensing of the costs relating to FDA and European licensing activities, and the valuation of common stock related to compensation and other services. Complex judgments and estimates underlie these critical accounting policies, such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, dividing consultants' compensation between expense categories of FDA licensing activities and sales activities, dividing compensation and payments to third parties between cost of goods sold category and general and administrative expense, and the determination of the market value of restricted stock when issued as compensation or as repayment for loans.

YEAR ENDING DECEMBER 31, 2004

OPERATIONS

Registrant commenced delivery of its PNT products to its European distributors in the fourth quarter of 2004. Total sales were $41,286, with a cost of goods sold of $30,015. Registrant expects its European sales to increase gradually throughout 2005, with its gross margin on sales increasing as well.

For the year ending December 31, 2004 Registrant experienced a net loss of $2,094,936, which was comprised primarily of its general and administrative expenses incurred of $2,033,813 and interest expense of $72,394. The Registrant had a net loss from operations of $2,022,542 for the year ending December 31, 2003. 86.9% of Registrant's 2004 corporate expenses consisted of the following four categories: salaries and consulting wages of $913,683 (44.9%), stock bonus compensation of $259,380 (12.8%), professional expenses of $424,747 (20.9%) and selling and media promotion of $168,385 (8.3%). In comparison, during the 2003 fiscal year 88.2% of Registrant's corporate expense of $1,259,510 consisted of salaries and wages of $653,538 (51.9%), stock bonus compensation of $146,500 (11.6%), professional expenses of $227,929 (18.1%), and selling and media promotion of $83,321 (6.6%). The increase in salaries and wages for 2004 over 2003 occurred primarily as a result of hiring Mr. John Sharkey in the second half of 2003 and hiring a European marketing consultant in the second half of 2004. The increase in professional expenses in 2004 over 2003 occurred as a result of more FDA-related expenses in 2004. The increase in selling and media promotion in 2004 over 2003 resulted from hiring special project public relations firms in 2004. Approximately 52% of Registrant's corporate expenses were paid with Registrant's common stock in order to conserve Registrant's cash resources. Registrant expects its management salaries to be stable in 2005. Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur, such as FDA protocol approval, European contracts executed, increased sales, worldwide or U.S. distribution agreements executed, or medical journal publication. As Registrant continues its foreign marketing efforts in 2005, its promotional expenses will likely increase.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for us. Our management uses a framework for establishing these internal controls. This framework includes review of accounting detailed records on at least a quarterly basis by multiple senior officers of Coronado Industries, Inc., at least one of whom operates outside of the corporate finance and accounting area, and one of whom operates within the area of corporate finance and accounting. This review process includes review of significant accounting records and source documents, such as general journal entry records, accounts payable records, and monthly bank statement reconciliations. Documentary records are kept of this review process.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2004, of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The controls and procedures for our disclosure as well as our internal controls over financial reporting are processes designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures and its internal controls and procedures are effective at providing that reasonable level of assurance.

Our management believes that upon significant future growth in the number of accounting transactions we process, additional review and enhancement of internal controls will be required. Our management is planning to assign additional staff resources to assist with support for growth in the internal controls area when the increase in transaction velocity dictates this as a prudent step in order to maintain our effective level of internal controls.

Our external auditors, Semple & Cooper, LLP, have not issued an attestation report on management's assessment of the Company's internal control over financial reporting, as it is not yet required since the Company has less than $75 million in "public float."


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

                     NAME AND ADDRESS OF      AMOUNT AND NATURE OF    PERCENT
 TITLE OF CLASS       BENEFICIAL OWNER        BENEFICIAL OWNERSHIP    OF CLASS
----------------  --------------------------  --------------------   ----------

Common Stock      Gary R. Smith                  77,070,938 (1)         32.4%
                  16857 E. Saguaro Blvd.
                  Fountain Hills, AZ 85268
Common Stock      G. Richard Smith               90,079,852 (2)         37.1%
                  16857 E. Saguaro Blvd.
                  Fountain Hills, AZ 85268
Common Stock      John T. LiVecchi               51,312,589 (3)         23.6%
                  16857 E. Saguaro Blvd.
                  Fountain Hills, AZ 85268
Common Stock      Mark A. Smith                     850,000              0.5%
                  16857 E. Saguaro Blvd.
                  Fountain Hills, AZ 85268
Common Stock      Officers and Directors,       219,313,379 (4)        67.2%
                  as a Group (4 People)
------------

(1) This number includes 1,000,000 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director and 51,337,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith did not purchase all of his stock option shares, Mr. Smith would own 13.8% of the Registrant's total outstanding shares.
(2) This number includes 31,500 shares owned by a charitable foundation of which Mr. Smith is the sole officer and director and 56,337,833 shares of stock which may be purchased by Mr. Smith under the Registrant's Stock Option Plans. In the event Mr. Smith did not purchase all of his stock option shares, Mr. Smith would own 18.1% of the Registrant's total outstanding shares.
(3) This number includes 30,937,833 shares of stock which may be purchased by Dr. LiVecchi under the Registrant's Stock Option Plans. In the event Dr. LiVecchi did not purchase all of his stock option shares, Dr. LiVecchi would own 10.9% of the Registrant's total outstanding shares.
(4) This number includes 138,613,499 shares of stock which may be purchased by Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the
     Registrant's Stock Option Plans. In the event Messrs. Smith, Smith and LiVecchi did not purchase all of their stock option shares, Registrant's management would collectively own 43.3% of the Registrant's total outstanding shares.

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

Exhibit
Number                                Description
---------   --------------------------------------------------------------------

10.1 (1)    2004 Executive Bonus Stock Option Plan
10.2 (1)    Form of 2004 Executive Bonus Stock Option Plan Option Agreement
10.3 (2)    2004 Employee Stock Bonus Plan
10.4 (2)    Form of 2004 Employee Stock Bonus Plan Option Agreement
10.5 (3)    2004 Executive Stock Option Plan
10.6 (3)    Form of 2004 Executive Stock Option Plan Option Agreement
10.7 (1)    2004 Employee Stock Option Plan
10.8 (1)    Form of 2004 Employee Stock Option Plan Option Agreement
10.9(a)*    Distribution Agreement between the Company and EuPharmed s.r.l., dated September 9, 2003 (the Italian Distribution Agreement)
10.9(b)*    Amendment to the Italian Distribution Agreement between the Company and EuPharmed s.r.l.
10.10*      Distribution Agreement between the Company and EuPharmed s.r.l., dated September 30, 2003 (the North Africa Distribution Agreement)
10.11*      Purchase Order between the Company and Canyon Plastics, Inc. dated
            October 15, 2003
10.12(a)*   Distribution Agreement between the Company and Izasa, S.A., dated
            November 10, 2003 (the Spanish Distribution Agreement)
10.12(b)*   Amendment to the Spanish Distribution Agreement between the
            Company and Izasa, S.A.
10.13(a)*   Distribution Agreement between the Company and Izasa, S.A., dated
            November 10, 2003 (the Portuguese Distribution Agreement)
10.13(b)*   Amendment to the Portuguese Distribution Agreement between the
            Company and Izasa, S.A.
10.14*      Office Lease between the Company and Pettibone Properties-2, LLC dated October 21, 2004
23*         Consent of Michael K. Hair, P.C.
31.1*       Certificate of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002
31.2*       Certificate of Chief Financial Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002
32.1*       Certificate of Chief Executive Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002
32.2*       Certificate of Chief Financial Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002
------------
* Filed herewith.
(1) Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 2004, filed with the SEC on April 18, 2005.
(2) Incorporated by reference to Form S-8 Registration Statement No. 333-119532 filed with the SEC on October 5, 2004.
(3) Incorporated by reference to Form 8-K filed with the SEC on March 3, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the 2004 fiscal year the Company incurred $28,888 to its auditor for auditing services; $20,680 for audit-related services; and $5,665 for tax services. In the 2003 fiscal year the Company paid $17,800 to its auditor for auditing services; $22,600 for audit-related services; and $4,100 for tax services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on January 6, 2006 by the undersigned, thereunto authorized.

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

        Name                          Title                       Date
------------------------    ---------------------------    -------------------

/s/ G. Richard Smith        Chairman (Chief Executive        January 6, 2006
------------------------    Officer), Secretary and
G. Richard Smith            Director

/s/ Gary R. Smith           President, Treasurer             January 6, 2006
------------------------    (Chief Accounting Officer),
Gary R. Smith               Director

/s/ Mark A. Smith
------------------------    Director                         January 6, 2006
Mark A. Smith


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

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $1,295,562 and a negative net worth of $1,280,783.

At this time the greatest impediment to the Company's profitability is the FDA approval of the sale of its products in the United States. The Company has been attempting to negotiate the protocol for a clinical study in the United States which would be relatively short in duration and inexpensive to complete. The previous finding of a "significant patient risk" by the FDA has thus far been a problem to negotiating a favorable clinical study protocol. The Company is hopeful that the results of a recent animal study and a new presentation of older patient records will permit a favorable clinical study protocol to be granted by the FDA within the next year.

If a favorable clinical study protocol were granted by the FDA the Company anticipates it will be about two years after the clinical study commences before the Company's products could be sold in the U.S. The estimated cost of the clinical study is several million dollars. The Company is hopeful a major medical equipment distributor will pay the majority of the clinical study expenses as consideration for receiving the U.S. or worldwide marketing rights

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
         OPERATIONS AND USE OF ESTIMATES (CONTINUED)

to the products. If the Company is unable to obtain third party funding of the clinical study, the Company will seek equity or debt financing for the clinical study. There is no assurance that the Company will be able to adequately fund any clinical study permitted by the FDA.

Until the Company receives its FDA approval the Company will be dependent on loans from its management and improved international sales. During 2004 the Company received its Type 2a product classification and began shipping its products overseas pursuant to four distribution contracts. The Company recorded product revenue for the first time of approximately $41,000 during the last quarter of 2004. The Company anticipates slightly increased product revenues in 2005 from these European distribution agreements.

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
               Leasehold Improvements            5 - 39 Years

LONG-LIVED ASSETS

We account for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

REVENUE RECOGNITION

The Company recognizes revenue based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. We recognize revenue when title passes to the customer upon shipment. The Company has established a right of return policy that is accounted for as a warranty provision under SFAS No. 5, "Accounting for Contingencies." The Company does not have any post shipment obligations.

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

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable, (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets, (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares and
(iv) certain freestanding financial instruments. SFAS No. 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however, in October 2003, the FASB indefinitely deferred the application of certain provisions of SFAS No. 150 as they apply to mandatorily redeemable minority interests. Adoption of SFAS No. 150 did not have a significant impact on our financial statements.

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

In December 2004, the FASB issued SFAS No. 123R,  "Share-Based  Payment (Revised
2004)." SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company in the first interim period beginning after December 15, 2005. We will transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to us, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 15, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of December 15, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of SFAS
No. 123R is expected to have a significant impact on the Company's financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

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

                    CORONADO INDUSTRIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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