Form 10QSB/A
period 2005-03-31
CORONADO INDUSTRIES INC
filed 2006-01-10
CIK 859365

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2005:  198,029,830

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CORONADO INDUSTRIES, INC.

Amendment No. 1 to Form 10-QSB
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
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited)
	March 31,	December 31,
	2005	2004

Current Liabilities:
Notes Payable	$100,000	$100,000
Notes Payable - Related Parties	360,000	383,000
Accounts Payable	44,553	70,583
Accrued Salaries	93,750	688,317
Accrued Interest	5,447	4,802
Accrued Taxes and Expenses	85,315	141,135

Total Liabilities	689,065	1,387,837

Commitments	—	—

Stockholders’ Equity (Deficit)
Preferred Stock - $0.0001 par value; 3,000,000 shares
authorized, none issued or outstanding	—	—
Common Stock - $0.001 par value; 400,000,000 shares authorized,
195,801,016 and 183,291,938 shares issued and outstanding,
respectively	195,801	183,291
Additional Paid In Capital	13,611,879	12,485,478
Accumulated Deficit	(14,408,992)	(13,949,552)

Total Stockholders’ Equity (Deficit)	(601,312)	(1,280,783)

Total Liabilities and Stockholders’ Equity (Deficit)	$87,753	$107,054

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
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
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

See the accompanying notes to these unaudited consolidated financial statements

CORONADO INDUSTRIES, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months ended March 31, 2005. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

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

Stock Based Compensation:

The Company has adopted FAS No. 123, “Accounting for Stock-Based Compensation.”  Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company’s financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts presented below:

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

NOTE 5 - GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $615,537 and a negative net worth of $601,312.

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

Until the Company receives its FDA approval the Company will be dependent on loans from its management and improved international sales. During 2004 the Company received its Type 2a product classification and began shipping its products overseas pursuant to four distribution contracts. The Company recorded product revenue of approximately $49,780 during the first quarter of 2005. The Company anticipates slightly increased product revenues in 2006 from these European distribution agreements.

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

Quarter Ending March 31, 2005

Operations.

Registrant continued delivery of its PNT products to its European distributors in the first quarter of 2005. Total sales were $49,780, with a cost of goods sold of $22,486. Registrant’s gross margin on its products sold was approximately 55%, but its marketing expenses for these European sales was approximately 152% of gross sales. Registrant expects its European sales to continue throughout 2005; however, profitability from European sales is not likely in 2005. There can be no assurance that Registrant’s operations will ever be profitable.

For the quarter ending March 31, 2005 Registrant experienced a loss from operations of $441,400, which was comprised primarily of its gross profit from European sales of $27,294, and its general and administrative expenses incurred at the corporate level of $468,694.  76.9% of Registrant’s first quarter 2005 corporate expenses consisted of salaries and consulting wages of $232,210 (49.5%), professional expenses of $49,158 (10.5%) and selling and media promotion expenses of $79,432 (16.9%). In comparison, during first quarter 2004, 86.9% of Registrant’s corporate expense of $364,846 consisted of salaries and wages of $187,892 (51.5%), professional expenses of $112,674 (30.9%) and selling and media promotion of $16,473 (4.5%). The increase in salaries and consulting wages in 2005 from 2004 resulted from increased consulting wages during the 2005 quarter. The decrease in professional expenses in 2005 from 2004 occurred as a result of decreased FDA-type expenses in 2005. The increase in selling and media promotion expenses in 2005 from 2004 resulted from the hiring a European sales consultant on a full time basis in the fall of 2004. Approximately 50% of the corporate expenses in 2005 were paid with Registrant’s common stock in order to preserve Registrant’s cash resources. Registrant expects its management salaries to be stable throughout the remainder of 2005.  Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur, such as FDA protocol approval, European contracts executed, increased sales, worldwide or U.S. distribution agreements executed, or medical journal publication. Registrant expects its professional expenses to increase in 2005 as a result of its increased costs for its proposed FDA study to be submitted later in 2005. Registrant expects its selling and media promotion expenses will remain high throughout the remainder of 2005 as a result of its European product distribution.

Liquidity and Capital Resources.

Because of Registrant’s current inventory levels, on a short-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, unless a substantial order is placed. Because of the Registrant’s cash position at year-end and general and administrative expenses totaling approximately $1,400,000 per year, the Registrant suffered from a liquidity shortage during the first quarter of 2005.  From January 1, 2005 to May 1, 2005 Registrant borrowed a total of $85,000 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant’s product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2005; however, there is no assurance Registrant will be able to obtain any financing in the future.

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

Item 3.   Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in the our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 31, 2005 Registrant issued a total of 250,000 restricted common stock shares to two residents of Germany as payment for $8,750 of public relations services. There was no preparation of the U.S. market in connection with these sales and the stock certificates issued in this transaction bear restrictive legends which prohibit the sale in the U.S. without an applicable registration statement or exemption therefrom. No commission was paid on these sales. Registrant believes this transaction complies with Regulation S, as promulgated under the Securities Act of 1933.

On May 2, 2005 Registrant’s Board of Directors approved the issuance of: (i) 3,250,747 restricted shares to G. Richard Smith in conversion of $35,758.22 of loans and interest as payment for stock options; (ii) 3,706,973 restricted shares to Gary R. Smith in conversion of $40,776.70 of loans and interest as payment for stock options; and (iii) 508,836 restricted shares to John LiVecchi in conversion of $20,353.43 of loans and interest as payment for stock. These shares were issued under Rule 501 of Regulation D and Section 4(2) of the Act.

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

CORONADO INDUSTRIES, INC.

Date: January 6, 2006	By:	/s/ G. Richard Smith

G. Richard Smith Chairman (Chief Executive Officer)

Date: January 6, 2006	By:	/s/ Gary R. Smith

Gary R. Smith Treasurer (Chief Accounting Officer)