Form 10QSB/A
period 2005-06-30
CORONADO INDUSTRIES INC
filed 2006-01-10
CIK 859365

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

NOTE 4 - GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $797,117 and a negative net worth of $778,900.

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

Until the Company receives its FDA approval the Company will be dependent on loans from its management and improved international sales. During 2004 the Company received its Type 2a product classification and began shipping its products overseas pursuant to four distribution contracts. The Company recorded product revenue of approximately $70,780 during the first two quarters of 2005. The Company anticipates slightly increased product revenues in 2006 from these European distribution agreements.

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