Form 10KSB
period 2005-12-31
CORONADO INDUSTRIES INC
filed 2006-04-17
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 33-33042-NY

CORONADO INDUSTRIES, INC.
(Name of small business issuer in its charter)

Nevada	22-3161629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16857 E. Saguaro Blvd., Fountain Hills, Arizona 85268
(Address of principal executive offices)

Issuer’s telephone number: (480) 837-6810

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $109,330

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,517,334, assuming a price per share of $0.08 as of March 16, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 35,795,250 as of March 16, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CORONADO INDUSTRIES, INC.

Form 10-KSB
For the Fiscal Year Ended December 31, 2005

PART I

Special Note on Forward-Looking Statements

Except for historical information contained herein, this document contains forward-looking statements. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Registrant’s plans and expectations. The Registrant’s actual results may differ materially from such statements. Although the Registrant believes that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this document. The inclusion of such forward-looking information should not be regarded as a representation by the Registrant or any other person that the future events, plans or expectations contemplated by the Registrant will be achieved.

Item 1.	Description of Business.

Initial Public Offering

The Registrant was incorporated under the name First Lloyd Funding, Inc. pursuant to the laws of the State of New York on December 21, 1989. The effective date of the Registrant’s public offering was March 13, 1990. The Offering closed on May 1, 1990. For further information concerning the Registration Statement, see File No. 33-33042-NY at the Securities and Exchange Commission’s Regional Office in New York City or at its principal office in Washington, D.C. In January 1997, the New York corporation at that time named Coronado Industries, Inc. merged into and became a Nevada corporation of the same name.

Ophthalmic International, L.L.C. and American Glaucoma, Inc.

After a series of immaterial acquisitions and spin-offs from May 1990 to September 1996, on November 5, 1996 the Registrant entered into an Asset Purchase Agreement with Ophthalmic International, L.L.C. (“OI”), and American Glaucoma, a joint venture (“AG”), which provided for the purchase of the assets of OI and AG in exchange for 1,559,222 shares of the Registrant’s common stock (85%) to be issued to the Registrant’s current three Directors. An additional 85,500 shares were issued as finders fees to twelve entities and individuals. The assets of OI were a patent pending and other proprietary information concerning equipment and a process for the treatment of open angle glaucoma. The assets of AG were the concept and a business plan for forty glaucoma treatment centers in the United States.

Recapitalization

On February 21, 2006 pursuant to Nevada statute the number of Registrant’s authorized and outstanding common stock shares was reduced in a 10 for 1 reverse stock split (the “Reverse Split”). All common stock numbers set forth in this document have been adjusted for the Reverse Split. On March 17, 2006 Registrant’s Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000.

Business of Issuer

Overview

The Registrant is a holding company and all business operations are conducted through its three wholly-owned subsidiaries. The Registrant, through its Ophthalmic International, Inc. subsidiary, manufactures and markets a fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma. American Glaucoma, Inc. (“AGI”), another Registrant subsidiary, operated a glaucoma treatment center in Scottsdale, Arizona from September 1997 to March 1999. OI, an Arizona limited liability company, holds the Registrant’s patent.

In the United States, glaucoma is the second leading cause of blindness affecting approximately 3,000,000 persons. Of those, about 60,000 are legally blind. If detected and treated early, glaucoma need not cause blindness or even severe vision loss. While there is no cure for glaucoma, the Registrant believes that its patented device and process provide an effective treatment for afflicted persons and that a significant global market for its patented process, equipment and rings currently exists. The Registrant has not yet received FDA approval for sale of its products in the United States and at this time it appears that Registrant’s sales in Europe will be negatively impacted until such FDA approval is obtained.

Glaucoma may have many forms which cause or present a feature of progressive damage to the optic nerve due to increased pressure within the eyeball. As the optic nerve deteriorates, blind spots and patterns develop. If left untreated, the result may be total blindness. The space between the lens and the cornea in the eye is filled with a fluid called the aqueous humor. This fluid circulates from behind the colored portion of the eye (the iris) through the opening at the center of the eye (pupil) and into the space between the iris and cornea. The aqueous humor is produced constantly, so it must be drained constantly. The drain is at the point where the iris and cornea meet, known as the drainage angle, which directs fluid into a channel (Schlemm’s canal) that then leads it to a system of small veins outside the eye. When the drainage angle does not function properly, the fluid cannot drain and pressure builds up within the eye. Pressure also is exerted on another fluid in the eye, the vitreous humor behind the lens, which in turn presses on the retina. This pressure affects the fibers of the optic nerve, slowly damaging them. The result over time is a loss of vision.

The Fixation Device

After four years of ongoing studies involving Dr. John T. LiVecchi, M.D., F.A.C.S., Assistant Clinical Professor of Ophthalmology, Allegheny University and Dr. Guillermo Avolos, Professor of Ophthalmology, University of Guadalajara, Mexico, it was determined that a 2 minute treatment with Ophthalmic International’s “vacuum fixation device and patented design suction ring” temporarily reduced inter-ocular pressure (“I.O.P.”) in the treatment of Open angle Glaucoma by approximately 6 Hg for an average of three months at which time the treatment can be repeated with no serious side effects. This I.O.P. lowering is achieved when the external suction device is applied over the perilimbal area for a specified time. With this treatment the Registrant believes that there are no harmful side effects, like those associated with eye drop treatments. In addition, the patent entitled “Open Angle Glaucoma Treatment Apparatus and Method” has been approved.

The first clinical study of the Registrant’s product (the “PNT device”) was conducted on 86 patients over an 8 month period in 1992 by Dr. Avolos in Guadalajara, Mexico. The second clinical study of the Registrant’s product was conducted on 250 patients over a two-year period ending in 1996 by Dr. Avolos and Dr. LiVecchi. The Registrant initiated a third study in September 1997 conducted by Dr. Leo Bores, the Medical Director of the Registrant’s Scottsdale treatment center. This third study involved approximately 150 patients.

Dr. John LiVecchi, a Registrant Director, and Dr. Leo Bores, a consultant, have been asked to address different medical conventions of ophthalmologists concerning the results of the studies of Registrant’s procedure and equipment. A report on Registrant’s clinical studies was accepted for publication by Annals of Ophthalmology in June 2004. The European Journal of Ophthalmology accepted a report for publication in January 2005.  These publications for the ultimate end-users of Registrant’s products serve to educate the industry about the Registrant’s products and their efficacy. They also aid in building credibility with potential product distributors.

Registrant executed a distribution agreement dated September 9, 2003, with EuPharmed s.r.l. of Rome, Italy (“EuP”) which grants the exclusive distribution rights for Registrant’s PNT products for the country of Italy to EuP for a period of five years (the “Italian Contract”). EuP may extend the agreement for an additional two years by agreeing to additional minimum purchases. EuP will conduct a one year randomized clinical trial of PNT involving 80 patients and four different clinics in Italy. EuP will bear all costs of this trial, except for the PNT equipment and rings which Registrant will provide free of charge. The clinical trial was to commence in September 2003, but was postponed until the Fall of 2004. The patient enrollment for this study has taken longer than originally estimated and will not be completed until later in 2006.  Therefore, the one-year study will not be completed until 2007.  This agreement provides for monthly minimum purchase quantities commencing in March 2004. That date was postponed until after the Type 2a product classification was received by Registrant. Registrant received its Type 2a product classification in July 2004.

Registrant executed another agreement dated September 29, 2003 with EuP which grants to EuP the exclusive distribution rights to EuP for the countries of Algeria, Libya, Morocco and Tunisia on the same terms as the Italian Contract, except for the monthly minimum purchase quantities for these North African countries.

Registrant executed a distribution agreement dated November 10, 2003 with Izasa, S.A. of Madrid, Spain (“Izasa”) which grants the exclusive distribution rights for Registrant’s PNT products for the country of Spain to Izasa for a period of five years (the “Spanish Contract”). Izasa may extend the agreement for an additional two years by agreeing to additional minimum purchases. This agreement provides for annual minimum purchase quantities commencing in January 2004. That date was postponed until after the Type 2a product classification was received by Registrant.

Registrant executed another agreement dated December 5, 2003 with Izasa which grants to Izasa the exclusive distribution rights to Izasa for the country of Portugal on the same terms as the Spanish Contract, except for the monthly minimum purchase quantities for Portugal (the “Portuguese Contract”).

Izasa was in violation of the Spanish Contract and the Portuguese Contract during 2005 with respect to the number of units ordered by Izasa. Registrant is considering terminating these contracts with Izasa and negotiating a distribution contract with another company.

During the 2005 fiscal year, Registrant sold and delivered 64 PNT units and 2,150 patented rings to its European distributors. Registrant expects, without assurance, that its European product sales will continue to grow throughout 2006, both through EuP, as well as additional European distributors.

The Registrant’s vacuum equipment is composed of special order parts, such as the molded case, display board, circuit boards, and motors, all for which Registrant has established manufacturing relationships with manufacturers. Registrant’s subsidiary, Ophthalmic International, Inc., assembles the vacuum fixation device at its offices in Fountain Hills, Arizona. At such time as Registrant executes an agreement with a major distributor, Registrant may also sell the manufacturing rights to the same company. The Registrant purchases the patented rings on a purchase-order basis from a medical device manufacturer, which manufactures the rings from the specially designed mold owned by the Registrant.

Governmental Regulation

No medical device may be sold or distributed in the United States without FDA approval or an exemption from such approval. The FDA has the authority to enjoin the manufacture and sale of a medical device, to seize such device and to levy fines against a manufacturer or seller of a medical device which has not been registered or approved for sale in the United States. A device which needs FDA approval is considered a Class III device, unless a similar product with a similar intended use has previously been granted FDA approval (a “Class II Device”) or the FDA has listed the product as generally safe and not needing FDA approval (a “Class I Device”). The process for having the FDA remove a device from the Class III category to a Class II category is called a 510(k) application.

The Registrant submitted a 510(k) premarket notification to the FDA on its PNT product in August 1998. The FDA rejected this notification in October 1998, on the basis that the Registrant’s PNT product was not substantially equivalent to other products currently on the market and intended to lower intraocular pressure. The Registrant met with the FDA in February 1999 to discuss the concerns expressed by the agency with respect to the substantial equivalence and safety of the PNT product. The Registrant made a submission to the FDA in April 1999 that was intended to provide the agency with detailed information addressing many of the concerns expressed by the FDA at the February 1999 meeting. This submission did not satisfy the FDA with respect to the patient risk associated with the clinical use of the PNT product.

In February 1999, the FDA requested more information be submitted on patients treated to date with the PNT product. In September 1999, the FDA demanded Registrant submit a new clinical protocol for additional patient studies. Registrant continues in negotiation with the FDA concerning various features of the protocol and the study, such as the length of the study and the number of patients, in hopes of expediting FDA approval. Registrant presently hopes to submit a new clinical protocol for a final phase patent study to the FDA in 2006.  However, there can be no assurance Registrant’s PNT products will ever receive FDA approval for sale in the United States.

A Class III device may be approved for sale and distribution in the United States by the FDA pursuant to a Premarket Approval Application (“PMA”). The FDA approves PMAs after a review of the clinical trials information contained therein demonstrating that the device is safe and effective for its labeled indications. In addition, the FDA will inspect the facilities where the device is manufactured prior to approving a PMA.

Clinical data to support either a 510(k) premarket notification or a PMA must be collected pursuant to the FDA’s Investigational Device Exemption (“IDE”) regulation. The IDE regulation describes two types of device studies: 1) significant risk and 2) nonsignificant risk studies. The principal difference from a regulatory point of view between the two types of studies is that significant risk studies must be reviewed and approved by both the FDA and an Institutional Review Board (“IRB”) before they may be initiated, while nonsignificant risk studies require only IRB review and approval prior to study initiation. The Registrant believes that its studies of its PNT product are nonsignificant risk in nature. The Registrant therefore has conducted several clinical studies of the PNT product after receiving IRB approval in 1994, 1996, and 1998 from three different IRBs. The approximately 170 patients treated at the Registrant’s Scottsdale treatment center since 1997 were treated in accordance with the clinical protocols that received IRB approval in 1994 and 1998. To date, no negative adverse reactions have been reported in connection with the use of the PNT device on glaucoma patients for any of the studies conducted. However, as of March 3, 2000, the FDA is maintaining that the PNT product presents “significant risk” to patients and is requiring the additional patient study proceed under “significant risk” criteria.

Under the IDE regulation, a sponsor of a clinical study may charge for the investigational device, provided that the price charged for the device is no larger than that necessary to recover costs of manufacture, research, development, and handling associated with the device. The IDE regulation does not prohibit or limit charges for medical or laboratory services. It is the Registrant’s position that approximately $1,000,000 of net losses incurred by the Registrant in connection with its Scottsdale treatment center and certain past management salaries are properly recoverable under the IDE regulation, and the Registrant therefore intends to impose a charge on the distribution of PNT product to clinical investigators who purchase the PNT product and enroll in its IDE studies which are consistent with the IDE regulation.

The manufacturer of a medical device which is to be distributed in the United States must be inspected and registered with the FDA. The company which currently manufactures the Registrants’s suction ring and the company which sterilizes and packages this ring are registered as medical device manufacturers with the FDA. The Registrant’s facility was inspected and registered with the FDA as a manufacturer of the predecessor fixation device product and the PNT product in 1996.

No medical device may be advertised for sale in the United States with a false or misleading label or advertisement. The fixation device which preceded the PNT product device was advertised, used and sold as a device for certain types of invasive eye surgeries. Therefore, that product was labeled as only being used for eye surgery, and not the treatment of glaucoma. The labeling of the Registrant’s PNT product as a glaucoma treatment device or a device for the lowering of inter-ocular pressure of glaucoma patients must be approved by the FDA (or the product must be exempt from FDA registration as a Class I or Class II device), for the Registrant to advertise and sell its PNT device as a glaucoma treatment product.

Patent

On February 11, 1997 the U.S. Patents and Trademarks Office issued a seventeen-year patent to Ophthalmic International, L.L.C., Patent Number 5,601,548, for the process, equipment and the procedure. The Registrant believes, without assurance, that this patent provides the Registrant with a substantial competitive advantage over current glaucoma treatment competitors. The Registrant is not aware of any other patent being granted for glaucoma treatment. The granting of a patent to the Registrant does not assure that the FDA will ever approve the commercial distribution of the Registrant’s PNT product in the U.S.  If FDA approval is granted, Registrant may be able to petition for an extension to the patent life due to the FDA approval process.

The Registrant intends to follow a policy of aggressively pursuing claims of infringement on its patent and the Registrant does not believe its patent, or product or services infringe on the rights of any other person.

Competition

The medical device and service industries are highly competitive. The Registrant’s patented device and treatment process are and will be in competition with established and future glaucoma treatment procedures and products. Since Medicare does not currently reimburse patients for the cost of these prescription medications but has paid for the PNT procedure, the Registrant believes a substantial number of the glaucoma patients in the U.S. would benefit economically from the PNT procedure to the extent their prescription medication could be reduced.

Employees

In addition to its two officers, Dr. LiVecchi, its Medical Director and John Sharkey, its Director of Business Development, during 2005 the Registrant engaged three persons as full-time consultants, an administrative employee at the corporate headquarters, and a European marketing consultant in Italy.

Item 2.	Description of Property.

Registrant entered into a five-year lease for approximately 3,500 square feet of space at a monthly rent of $4,520 commencing on December 1, 2004. Registrant’s address is 16857 E. Saguaro Boulevard, Fountain Hills, Arizona 85268. This space will be adequate for the Registrant’s needs for the foreseeable future.

Item 3.	Legal Proceedings.

No legal proceedings are currently pending against or by the Registrant.

Item 4.	Submission of Matters to a Vote of Security Holders.

During 2005 fiscal year no matters were submitted to a vote of the Registrant’s security holders.

On February 21, 2006 pursuant to Nevada statute the number of Registrant’s authorized and outstanding common stock shares was reduced in a 10 for 1 reverse stock split (the “Reverse Split”). All common stock numbers set forth in this document have been adjusted for the Reverse Split. On March 17, 2006 Registrant’s Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000. This amendment to the Articles of Incorporation was approved by the consent of a majority of Registrant’s shareholders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

During 2005, the principal U.S. market in which the Registrant’s common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market under the symbol “CDIK.” Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high trading prices in 2004 and 2005, by fiscal quarter, as adjusted for the 10-for-1 reverse stock split on February 21, 2006, and through March 16, 2006.

After the reverse split on February 21, 2006, Registrant’s shares traded under the symbol “CNDO.”

	Low	High

January 1, 2004 - March 31, 2004	$0.50	$1.40
April 1, 2004 - June 30, 2004	$0.50	$1.20
July 1, 2004 - September 30, 2004	$0.70	$1.90
October 1, 2004 - December 31, 2004	$0.50	$0.90

January 1, 2005 - March 31, 2005	$0.50	$0.92
April 1, 2005 - June 30, 2005	$0.31	$0.64
July 1, 2005 - September 30, 2005	$0.20	$0.30
October 1, 2005 - December 31, 2005	$0.10	$0.21

January 1, 2006 - March 16, 2006	$0.05	$0.15

Registrant’s common stock is also traded on the Frankfurt and Hamburg, Germany exchanges.

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

Common Stock

During 2005, the authorized capital stock of the Registrant consisted of 400,000,000 shares of common stock, par value $0.001 per share. As of March 16, 2005, there were 35,795,250 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote for each share held on each matter to be acted upon by stockholders of the Registrant. Stockholders do not have preemptive rights or the right to cumulate votes for the election of directors. Shares are not subject to redemption nor to any liability for further calls. All shares of common stock issued and outstanding are entitled to receive such dividends, if any, as may be declared by the Board of Directors in its discretion out of funds legally available for that purpose, and to participate pro rata in any distribution of the Registrant’s assets upon liquidation or dissolution.

In the event of liquidation or dissolution of the Registrant, all assets available for distribution after satisfaction of all debts and other liabilities and after payment or provision for any liquidation preference on any issued Preferred Stock are distributable among the holders of the common stock.

On February 21, 2006, pursuant to Nevada statute, the number of Registrant’s authorized and outstanding common stock shares was reduced in a 10-for-1 reverse stock split (the “Reverse Split”). All common stock numbers set forth in this document have been adjusted for the Reverse Split. On March 17, 2006, Registrant’s Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000.

The transfer agent for the Registrant’s common stock is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716.

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

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this report.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

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

Year Ending December 31, 2005

Operations

Registrant commenced delivery of its PNT products to its European distributors in the fourth quarter of 2004. Total sales in 2005 were $109,330, with a cost of goods sold of $76,046. Registrant's gross margin on its products sold was approximately 30.4%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2006; however, profitability from European sales is not likely in 2006. There can be no assurance that Registrant's operations will ever be profitable.

For the year ending December 31, 2005 Registrant experienced a net loss of $2,258,179, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $2,230,801 and net interest expense of $71,143. 85.5% of Registrant’s 2005 corporate expenses consisted of salaries and wages of  $1,416,919 (63.52%), stock bonus compensation of $225,000 (10.1%), professional expenses of $341,412 (15.3%) and selling and media promotion of $168,678 (7.6%). In comparison, during 2004, 86.8% of Registrant's corporate expense of $2,033,813 consisted of salaries and wages of $811,713 (39.9%), stock bonus compensation of $259,380 (12.8%), professional expenses of $526,717 (25.9%) and selling and media promotion of $166,385 (8.2%). The increase in salaries and wages during 2005 resulted from salary increases for non-management personnel and the hiring of the European marketing consultant in late 2004. The decrease in promotional expenses in 2005 resulted from hiring two public relation firms in 2004. The decrease in professional expenses in 2005 occurred as a result of unusual expenses in connection with the Registrant's product approval in Europe during 2004. Over 53% of the corporate expenses in 2005 were paid with Registrant's common stock in order to preserve Registrant's cash resources. Registrant expects its management salaries to be stable in 2006. Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur, such as FDA protocol approval, European contracts executed, increased sales, worldwide or U.S. distribution agreements executed, or medical journal publication. Registrant expects its professional and promotional expenses throughout 2006 to grow as its European marketing activities continue and new FDA approval efforts commence.

Liquidity and Capital Resources

Because of Registrant’s current inventory levels, on a short-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, unless a substantial order is placed. Because of the Registrant’s cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during 2005. From January 1, 2005 through December 31, 2005, Registrant was required to borrow a total of $420,000 from three Directors and third parties. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant’s product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2006; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

Item 7.	Financial Statements.

See Financial Statements starting on page F-1 for this information.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Registrant has not changed accountants or had any disagreements with its accountants during the audits of the last two fiscal years.

Item 8A.	Controls and Procedures.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2005, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The controls and procedures for our disclosure as well as our internal controls over financial reporting are processes designed by, or under the supervision of, the chief executive and chief financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures and its internal controls and procedures are effective at providing that reasonable level of assurance.

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

Our external auditors, Semple & Cooper, LLP, have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Registrant as of March 16, 2006 were as follows:

Name and Address	Position

G. Richard Smith 16857 E. Saguaro Blvd. Fountain Hills, AZ 85268	Director, Chairman and Secretary
Gary R. Smith 16857 E. Saguaro Blvd. Fountain Hills, AZ 85268	Director, President and Treasurer
John T. LiVecchi 16857 E. Saguaro Blvd. Fountain Hills, AZ 85268	Director
Mark A. Smith 16857 E. Saguaro Blvd. Fountain Hills, AZ 85268	Director

The Registrant presently has one vacancy on its Board of Directors. Richard and Gary Smith are brothers. Mark Smith is the son of Gary Smith.

G. Richard Smith, age 58, has been a Director of the Registrant since November 5, 1996 and Secretary of the Registrant since November 5, 1996. He became Chairman in March, 1998. From July, 1995 to November 5, 1996 G. Richard Smith was a joint venture partner in American Glaucoma, the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 G. Richard Smith was a member and President of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 G. Richard Smith was co-owner and President of Southern California Medical Distributors, Ltd. (“SCMD”) which developed a turbine powered keratome for eye surgery. G. Richard Smith attended Oakland University in Oakland County, Michigan from 1968 to 1970.

Gary R. Smith, age 62, has been a Director of the Registrant since November 5, 1996, and President and Treasurer of the Registrant since November 5, 1996. From July, 1995 to November 5, 1996 Gary R. Smith was a joint venture partner in American Glaucoma, Inc., the company that developed the concept of glaucoma treatment centers throughout the U.S which was sold to the Registrant. From July, 1995 to November 5, 1996 Gary R. Smith was a member and Vice President of Product Development and Manufacturing of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. From 1987 to June, 1995 Gary R. Smith was co-owner and Vice President of Product Development and Manufacturing for Southern California Medical Distributors, Ltd. (“SCMD”), where he developed a turbine powered keratome for eye surgery. Gary R. Smith attended Detroit Institute of Technology in Detroit, Michigan from 1961 through 1963.

John T. Livecchi, age 58, has been a Director of the Registrant since December 16, 1996. From July, 1995 to November 5, 1996 Dr. LiVecchi was a member of Ophthalmic International, L.L.C., the company that developed and patented the glaucoma treatment which was sold to the Registrant. Dr. LiVecchi had no relationship to American Glaucoma. Dr. LiVecchi received his medical degree in 1977 from the University of Rome, Italy. From 1983 to March 1, 2003, Dr. LiVecchi has been in private medical practice in the field of ophthalmology in the Scranton, Pennsylvania area. In March, 2003 Dr. LiVecchi commenced private medical practice in the field of ophthalmology in Ft. Myers, Florida. Dr. LiVecchi has been on the staff of several hospitals and universities. Dr. LiVecchi is licensed to practice medicine in the States of New York, Michigan, Florida, and Pennsylvania. Dr. LiVecchi has authored numerous articles and presentations. In 1994 Dr. LiVecchi undertook the project of developing equipment and procedures for treating open angle glaucoma, along with the Registrant’s other Directors.

Mark A. Smith, age 36, was appointed to Registrant’s Board of Directors on February 13, 2003. Since 1994 Mr. Smith has been a mathematics teacher at Fountain Hills Middle School in Fountain Hills, Arizona. He was selected as the Fountain Hills School District Teacher of the Year in 2001. Mr. Smith received his Bachelor of Science Degree in Mathematics in 1993 and his Master of Arts Degree in Secondary Education and Education Technology in 2003 from Northern Arizona University.

Registrant’s Board of Directors serves as its Audit Committee because Registrant is too small to have an Audit Committee at this time. Registrant does not have an audit committee financial expert because no one on the Board of Directors is so qualified.

Registrant has not adopted a code of ethics for any of its officers, because Registrant has been advised by counsel that any such code of ethics may be materially different than existing state and federal law, and, if so, may subject Registrant’s officers to personal liability in addition to and different from liability under current state and federal law.

John W. Sharkey became the Company’s Director of Business Development in June 2003. Mr. Sharkey has over 15 years experience in global pharmaceutical product development and sales. From February 2000 to May 2003 he was the Vice President, Business Development and Licensing, for Novartis Ophthalmics, Inc. of Duluth, Georgia. Mr. Sharkey was the Executive Director of Business Development and Licensing for Novartis Pharmaceuticals Corporation (formerly Sandoz Pharmaceuticals) of East Hanover, New Jersey from May 1998 to February 2000. He received his Bachelor of Science Degree in Chemistry from State University College at Oneonta, New York in 1979 and his Doctor of Philosophy Degree in Electroanalytical Chemistry from State University of New York at Buffalo, New York in 1986.

Item 10.	Executive Compensation.

The following table sets forth the salaries of the Registrant’s two officers for the fiscal year ending December 31, 2005.

		Annual Compensation					Long-Term Compensation
						Other	Restricted	Securities
						Annual	Stock	Underlying		LTIP	All other
Name and Principal		Salary		Bonus		Compensation	Award(s)	Options/		Payouts	Compensation
Position	Year	($)		($)		($)	($)	SARs (#)		($)	($)

G. Richard Smith	2005	$150,000	(1)	$69,000	(2)	$–	$–	–		$–	$–
Chairman	2004	150,000	(3)	–		–	–	965,200	(4)	–	–
	2003	150,000	(5)	42,500	(6)	–	–	529,800	(7)	–	–
Gary R. Smith	2005	150,000	(1)	69,000	(2)	–	–	–		–	–
President	2004	150,000	(3)	–		–	–	965,200	(4)	–	–
	2003	150,000	(5)	42,500	(6)	–	–	529,800	(7)	–	–
_______________
(1)	The salary to G. Richard Smith was paid in 1,471,665 restricted common stock shares and the salary to Gary R. Smith was paid in 1,666,667 restricted common stock shares.
(2)	This bonus was paid in 760,000 restricted common stock shares.
(3)	$150,000 of annual salary was accrued for each of G. Richard Smith and Gary R. Smith during 2004. All of their accrued salary in 2004 was forgiven in January 2005.
(4)
500,000 of these options were granted in June 2004 and 2,465,200 were granted in January 2005. 500,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.68 per share. 300,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.55 per share. 165,200 of these options have a five-year term, may not be exercised until January 2006 and have an exercise price of $.605 per share.

(5)
$150,000 of annual salary was accrued for each of G. Richard Smith and Gary R. Smith during 2003, with $24,123 of accrued salary being converted into 361,664 shares for G. Richard Smith in March 2003 and $33,549 of accrued salary being converted into 502,986 shares for Gary R. Smith in March 2003. Their remaining accrued salary for 2003 was forgiven in January 2005.

(6)	This bonus was paid in 50,000 restricted shares on December 16, 2003.
(7)
200,000 of these options were granted in September 2003, 2,000,000 for G. Richard Smith (1,500,000 for Gary R. Smith) were granted in February 2003 and 329,800 were granted in November 2003. 200,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $1.00 per share. 2,000,000 of these options (1,500,000 for Gary R. Smith) have a ten-year term, are immediately exercisable and have an exercise price of $.11 per share. 200,000 of these options have a ten-year term, are immediately exercisable and have an exercise price of $.70 per share. 129,800 of these options have a five-year term, are immediately exercisable and have an exercise price of $.77 per share.

The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the 2005 fiscal year to the Company’s chief executive officer and each other executive officer.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

G. Richard Smith	0	0%	$0	0

Gary R. Smith	0	0%	$0	0

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2005 for the Company’s chief executive officer and each other officer.

				Number of Securities Underlying Unexercised Options/SARS At FY-End(#)	Value of Unexercised In-the-Money Options/SARS At FY-End($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)		Exercisable/Unexercisable	Exercisable/Unexercisable

G. Richard Smith	974,645	$368,305	(1)	1,225,355 / 0 (2)	$0 / $0 (3)
Gary R. Smith	1,019,558	$390,362	(1)	680,480 / 0 (2)	$0 / $0 (3)
_______________
(1)
This number represents the difference between the trading price of Registrant’s common stock and the option exercise price on the date of exercise. However, the shares issued upon the exercise of these options were restricted and have not yet been traded.

(2)	All other options previously granted to this individual have been exercised or waived as of December 31, 2005.
(3)	Based on a December 29, 2005 trading price of $0.10 per share.

The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 16, 2006, there were 35,795,250 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant’s total outstanding common stock shares owned by: (i) each of the Registrant’s Officers and Directors; (ii) the Registrant’s Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant’s total outstanding common stock shares.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Gary R. Smith	6,435,298 (2)	17.6%
Common Stock	G. Richard Smith	7,492,476 (3)	20.2%
Common Stock	John T. LiVecchi	4,246,633 (4)	11.8%
Common Stock	Mark A. Smith	85,000	0.2%
Common Stock	Officers and Directors, as a Group (4 people)	18,259,407 (5)	48.2%
_______________
(1)	The address of each beneficial owner is: 16857 E. Saguaro Blvd., Fountain Hills, Arizona 85268.
(2)
This number includes 680,480 shares of stock which may be purchased by Mr. Smith under the Registrant’s Stock Option Plans. In the event Mr. Smith did not purchase all of his stock option shares, Mr. Smith would own 16.1% of the Registrant’s total outstanding shares.

(3)
This number includes 1,225,355 shares  of stock which may be purchased by Mr. Smith under the Registrant’s Stock Option Plans. In the event Mr. Smith did not purchase all of his stock option shares, Mr. Smith would own 17.5% of the Registrant’s total outstanding shares.

(4)
This number includes 200,000 shares of stock which may be purchased by Dr. LiVecchi under the Registrant’s Stock Option Plans. In the event Dr. LiVecchi did not purchase all of his stock option shares, Dr. LiVecchi would own 11.3% of the Registrant’s total outstanding shares.

(5)
This number includes 2,105,835 shares of stock which may be purchased by Mr. Gary R. Smith, Mr. G. Richard Smith and Dr. LiVecchi under the Registrant’s Stock Option Plans. In the event Messrs. Smith, Smith and LiVecchi did not purchase all of their stock option shares, Registrant’s management would collectively own 45.1% of the Registrant’s total outstanding shares.

The following table sets forth certain information concerning outstanding equity compensation plans approved by Registrant’s shareholders and not approved by Registrant’s shareholders at December 31, 2005.

Plan Category	Number of Shares to be Issued for Options	Weighted Average Exercise Price	Number of Shares to be Issued Other Than Options

Approved By Shareholders	2,105,835	$0.11	0

Not Approved By Shareholders	0	$0	0

Item 12.	Certain Relationships and Related Transactions.

From February 4, 2004 through September 30, 2004, G. Richard Smith had loaned the Registrant $95,000; Gary R. Smith had loaned Registrant $95,000; and Dr. John T. LiVecchi had loaned Registrant $96,500. These loans accrued interest at 15% per annum. These loans plus interest were repaid on September 30, 2004 with the issuance of 156,233 shares to G. Richard Smith, 182,177 shares to Gary R. Smith and 183,803 shares to Dr. John T. LiVecchi.

From September 30, 2004 through January 31, 2005, G. Richard Smith had loaned the Registrant $45,000; Gary R. Smith had loaned Registrant $45,000; and Dr. John T. LiVecchi had loaned Registrant $40,000. These loans accrued interest at 15% per annum. $40,000 of each of these loans plus interest were repaid on February 1, 2005 with G. Richard Smith exercising stock options for 372,173 shares, Gary R. Smith exercising stock options for 371,463 shares and the issuance of 115,212 shares to Dr. John T. LiVecchi.

From February 28, 2005 through December 31, 2005, G. Richard Smith loaned Registrant a total of $110,000 (which accrued a total of $1,808.22 in interest) for which he was issued a total of 1,057,226 restricted common stock shares during the year, a portion of which were exercised stock options. From February 28, 2005 through December 31, 2005, Gary R. Smith loaned Registrant a total of $120,000 (which accrued a total of $1,610.95 in interest) for which he was issued a total of 1,168,407 restricted common stock shares during the year, a portion of which were exercised stock options. From February 28, 2005 through December 31, 2005, John T. LiVecchi loaned Registrant a total of $130,000 (which accrued a total of $2,151.37 in interest) for which he was issued a total of 293,966 restricted common stock shares during the year for $130,000 of debt plus all accrued interest.

During 2005, G. Richard Smith exercised options for 974,645 shares of restricted common stock in conversion of $107,211 of debt and accrued interest. During 2005, Gary R. Smith exercised options for 1,019,520 shares of restricted common stock in conversion of $112,147 of debt and accrued interest. In December 2005, G. Richard Smith and Gary R. Smith each waived and returned to Registrant 3,933,783 options to purchase shares. In December 2005, John T. LiVecchi waived and returned to Registrant 2,893,783 options to purchase shares.

In March 2006, G. Richard Smith, Gary R. Smith and John T. LiVecchi each were issued a stock bonus of 4,500,000 restricted shares valued at $238,500 and were granted a stock option to purchase up to 20,000,000 restricted common stock shares at a per share exercise price of $0.053 with an expiration date of March 23, 2016.

Item 13.	Exhibits.

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

Exhibit Number	Description

23*	Consent of Michael K. Hair, P.C.
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

In the 2005 fiscal year the Company incurred $46,400 to its auditor for auditing services; $4,000 for audit-related services; and $3,900 for tax services.  In the 2004 fiscal year the Company incurred $46,968 to its auditor for auditing services; $2,600 for audit-related services; and $5,665 for tax services.  In the 2003 fiscal year the Company paid $17,800 to its auditor for auditing services; $22,600 for audit-related services; and $4,100 for tax services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 14, 2006 by the undersigned, thereunto authorized.

CORONADO INDUSTRIES, INC.

By:	/s/ Gary R. Smith

Gary R. Smith, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Gary R. Smith Gary R. Smith	President, Treasurer (Chief Financial Officer); Director	April 14, 2006

/s/ G. Richard Smith G. Richard Smith	Chairman (Chief Executive Officer) and Secretary; Director	April 14, 2006

John T. LiVecchi	Director

/s/ Mark Smith Mark Smith	Director	April 14, 2006

SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant’s fiscal year ended December 31, 2005. The Registrant currently has not held its Annual Meeting of Stockholders.

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

We have audited the accompanying consolidated balance sheets of Coronado Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Industries, Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of its operations, changes in stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper, LLP

Phoenix, Arizona
April 13, 2006

CORONADO INDUSTRIES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
ASSETS

	December 31,
	2005	2004
CURRENT ASSTS
Cash & Cash Equivalents	$12,340	$58
Accounts Receivable	14,015	41,286
Inventory	24,289	15,132
Prepaid Expenses	14,078	14,966
Deferred Compensation	–	20,833
Total Current Assets	64,722	92,275

Property and equipment, net	8,121	10,259
Deposits	4,520	4,520
TOTAL ASSETS	$77,363	$107,054

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable - related parties	$310,000	$383,000
Notes payable	100,000	100,000
Accounts payable	63,546	70,583
Accrued salaries	470,500	688,317
Accrued interest	7,631	4,802
Accrued taxes	115,821	141,135
TOTAL LIABILITIES	1,067,498	1,387,837

COMMITMENTS	–	–

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred Stock - $.0001 par value; 3,000,000 shares authorized, none issued or outstanding	–	–
Common Stock - $.001 par value; 40,000,000 (post split) shares authorized 27,879,563 (post split) and 18,329,194 (post split) shares outstanding at December 31, 2005 and 2004, respectively	27,880	18,329
Additional paid-in capital	15,189,716	12,650,440
Accumulated deficit	(16,207,731)	(13,949,552)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(990,135)	(1,280,783)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$77,363	$107,054

The accompanying notes are an integral part of these financial statements.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the Year Ended December 31,
	2005	2004

PRODUCT REVENUES	$109,330	$41,286

Cost of Product Revenues	76,046	30,015
GROSS PROFIT	33,284	11,271

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and wages	1,416,919	1,071,093
Public relations	162,678	168,385
Legal and professional fees	229,999	256,384
FDA expense	111,413	270,333
Rent expense	63,697	39,061
Miscellaneous expense	246,095	228,557
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	2,230,801	2,033,813

LOSS FROM OPERATIONS	(2,197,517)	(2,022,542)

OTHER INCOME (EXPENSES)
Extinguishment of Debt	10,481	–
Interest expense	(71,143)	(72,394)
TOTAL OTHER INCOME (EXPENSES)	(60,662)	(72,394)

NET LOSS	$(2,258,179)	$(2,094,936)

Basic Loss per Share	$(0.11)	$(0.12)
Weighted Average Shares Outstanding	21,149,028	17,128,223

The accompanying notes are an integral part of these financial statements.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Total
	Common Stock		Additional		Stockholders'
			Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT DECEMBER 31, 2003 (Post Split)	16,050,202	$16,050	$10,838,420	$(11,854,616)	$(1,000,146)

Stock issued for debt & interest	1,074,643	1,075	621,587	–	622,662

Stock Issued for services	1,154,349	1,154	1,161,483	–	1,162,637

Stock options exercised	40,000	40	21,960	–	22,000

Common stock issued for cash	10,000	10	6,990		7,000

Net loss	–	–	–	(2,094,936)	(2,094,936)

BALANCE AT DECEMBER 31, 2004	18,329,194	18,329	12,650,440	(13,949,552)	(1,280,783)

Stock issued for debt & interest	4,325,903	4,326	515,160	–	519,486

Stock Issued for services	5,159,466	5,160	1,251,564	–	1,256,724

Forgiveness of officer salaries	–	–	751,417	–	751,417

Stock options exercised	65,000	65	21,135	–	21,200

Net loss	–	–	–	(2,258,179)	(2,258,179)

BALANCE AT DECEMBER 31, 2005	27,879,563	27,880	15,189,716	(16,207,731)	(990,135)

The accompanying notes are an integral part of these financial statements.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the Year Ended December 31,
	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,258,179)	$(2,094,936)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	2,138	2,358
Common stock issued for services	461,303	642,430
Stock issued for salaries, consulting & interest	805,407	548,369
Forgiveness of officer salaries	751,417	–
Changes in Assets and Liabilities:
Accounts Receivable	27,271	(41,286)
Prepaid Expenses	888	36,696
Deposits	–	(4,520)
Inventory	(9,157)	9,167
Defered Compensation	20,833	50,000
Accounts payable	(7,037)	(56,030)
Accrued salaries	(217,817)	375,000
Accrued interest	2,829	(14,708)
Accrued taxes	(25,314)	57,375
NET CASH USED IN OPERATING ACTIVITIES	(445,418)	(490,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of Equipment	–	8,535
Acquisition of property and equipment	–	(3,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	–	5,535

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	–	7,000
Repayment of Notes Payable - Related Parties	–	(10,400)
Proceeds from borrowings - Related Parties	436,500	488,900
Repayment of Notes Payable	–	(33,616)
Proceeds from exercise of options	21,200	22,000
NET CASH PROVIDED BY FINANCING ACTIVITES	457,700	473,884

NET CHANGE IN CASH & CASH EQUIVALENTS	12,282	(10,666)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58	10,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,340	$58
		(Continued)
The accompanying notes are an integral part of these financial statements.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(Continued)
	For the Year Ended December 31,
	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$58,325	$58,406

Non-cash Transactions:
Issuance of common stock for salaries, consulting, and bonuses	$795,417	$520,207
Issuance of common stock for services	$461,303	$642,430
Issuance of common stock for debt	$509,500	$549,500
Issuance of common stock for interest	$9,989	$28,162
Forgiveness of officer salaries	$751,417	$–

The accompanying notes are an integral part of these financial statements.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

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

The Company was in the development stage from its acquisition of Ophthalmic International, L.L.C. and American Glaucoma in November 1996 through September 1997. In September 1997, American Glaucoma opened its first glaucoma treatment clinic in Scottsdale, Arizona. Ophthalmic International, L.L.C. has received a patent on the method for treating Open Angle Glaucoma, as well as the devices used in the treatment, including the Vacuum Fixation Device. The Company intends to manufacture and market the patented Vacuum Fixation Device and the patented suction rings to major medical supply companies and health care providers throughout the world.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $(1,002,777) and a negative net worth of $(16,207,731).

During 2004, the Company received its Type 2a product classification and began shipping its products overseas pursuant to four distribution contracts. The Company recorded product revenue of approximately $109,330 during 2005. The Company anticipates slightly increased product revenues in 2006 from these European distribution agreements.

The Company is currently attempting to negotiate the protocol for a clinical study in the United States. The Company is hopeful that the results of a recent animal study and a new presentation of older patient records will permit a favorable clinical study protocol to be granted by the FDA approximately within the next year.

If a favorable clinical study protocol were granted by the FDA, the Company anticipates it will be about two years after the clinical study commences before the Company’s products could be sold in the U.S. The estimated cost of the clinical study is several million dollars. The Company is hopeful a major medical equipment distributor will pay the majority of the clinical study expenses as consideration for receiving the U.S. or worldwide marketing rights to the products. If the Company is unable to obtain third party funding of the clinical study, the Company will seek equity or debt financing for the clinical study. There is no assurance that the Company will be able to adequately fund any clinical study permitted by the FDA. Until the Company receives its FDA approval, the Company will be dependent on loans from its management and improved international sales.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the activity of Coronado Industries, Inc., together with its wholly-owned subsidiaries, Ophthalmic International, Inc., American Glaucoma, Inc. and Ophthalmic International, LLC. All significant inter-company accounts and transactions have been eliminated.

All of the above subsidiaries were inactive for the years ended December 31, 2005 and 2004.

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

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of December 31, 2005 and 20004, the Company has not established an allowance for uncollectible accounts receivable as they believe that all accounts are currently collectible. The Company does not record interest income on delinquent accounts receivable balances until it is received.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using accelerated methods over the following useful lives:

Office furniture & Equipment	5 - 7 Years
Machinery	5 - 7 Years
Leasehold Improvements	5 Years

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG LIVED ASSETS

Long lived assets are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

STOCKHOLDERS’ EQUITY

On February 8, 2006, the Company filed an amendment to its Restated Certificate of Incorporation to effect a (i) one-for-ten reverse stock split (the “Reverse Stock Split”) of all of the Company’s issued common stock, par value $0.001 per share (“Common Stock”), and (ii) decrease in the number of authorized shares of the Company’s Common Stock from four hundred million shares to forty million shares. Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. The Reverse Stock Split became effective on February 21, 2006. All share and per share information included in these consolidated financial statements have been adjusted to give retroactive effect of this Reverse Stock Split.

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at December 31, 2005 and 2004 of 2,105,823 and 15,898,850, respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilative (decreases the loss per share). In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 2005 and 2004 the diluted EPS calculation has been excluded from the financial statements.

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

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation." Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion

No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the year ended December 31, 2005 and 2004 would have been reduced to the pro forma amounts presented below:

	2005	2004
Net loss:
As Reported	$(2,258,179)	$(2,094,936)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	–	–
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(233,000)	(4,389,443)

Pro forma net loss	$(2,491,179)	$(6,484,379)
Loss per share:
As reported	$(.11)	$(.12)
Pro forma	$(.12)	$(.38)

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for Exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment (Revised2004)." SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company in the first interim period beginning after December 15, 2005. We will transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to us, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 15, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of December 15, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on the Company’s financial position or results of operations.

NOTE 2.	PROPERTY & EQUIPMENT

At December 31, 2005 and 2004, property and equipment consists of the following:

	2005	2004

Office furniture and equipment	$58,433	$58,433
Machinery and equipment	15,613	15,613
Leasehold improvements	3,000	3,000
	77,046	77,046
Less: accumulated depreciation	(68,925)	(66,786)
Net property and equipment	$8,121	$10,260

Depreciation expense was $ 2,138 and $ 2,358, for the years ended December 31, 2005 and 2004, respectively.

NOTE 3.	INVENTORY

As of December 31, 2005 and 2004, inventory consisted of the following:

	2005	2004

Raw materials	$16,981	$9,428
Finished goods	7,308	5,704
	$24,289	$15,132

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	RELATED PARTY TRANSACTIONS

As of December 31, 2005 and 2004, notes payable to related parties consist of the following:

	2005	2004

16% per annum note payable to stockholder, principal and interest due March, 2006	$300,000	$300,000
15% per annum notes payable to stockholder, principal and interest due at various times	10,000	83,000
	310,000	383,000
Less: Current Portion	(310,000)	(383,000)
	$–	$–

During the year ended December 31, 2005, the Company entered into various note payable agreements with the corporate officers in the aggregate amount of $420,000.  During the year ended December 31, 2005, the notes payable and accrued interest due to the officers were paid through the issuance of 3,645,104 shares of restricted common stock.

During January 2005, G. Richard Smith, Gary R. Smith, and John LiVecchi forgave all of their accrued salaries. The forgiveness of same has been reflected as an adjustment to capital for the year ended December 31, 2005.

Effective December 1, 2005, the Company issued a total of 1,931,591 restricted common stock shares to two consultants and one employee upon conversion of $16,749 of outstanding debt and accrued interest.

In December 2005, the Company issued 1,800,000 restricted shares of its common stock to three Directors as a Christmas bonus valued at $18,000.

NOTE 5.	SHAREHOLDERS’ EQUITY

On January 4, 2005, the Board of Directors approved the 2004 Coronado Industries, Inc. Executive Stock Option Plan, effective December 31, 2004. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 6,395,600 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2004 Coronado Industries, Inc. Executive Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	–	$–
Granted	6,395,600	0.55
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	6,395,600	$0.55
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(6,395,600)	(0.55)
Outstanding at December 31, 2005	–	$–

On January 4, 2005, the Board of Directors approved the 2004 Coronado Industries, Inc. Employee Stock Option Plan, effective January 4, 2005. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 290,000 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2004 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	–	$–
Granted	290,000	0.55
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	290,000	$0.55
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(290,000)	(0.55)
Outstanding at December 31, 2005	–	$–

On June 22, 2004, the Board of Directors approved the 2004 Coronado Industries, Inc. Executive Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 1,500,000 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2004 Coronado Industries, Inc. Executive Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	–	$–
Granted	1,500,000	0.70
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	1,500,000	$0.70
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(1,500,000)	(0.70)
Outstanding at December 31, 2005	–	$–

On June 22, 2004, the Board of Directors approved the 2004 Coronado Industries, Inc. Employee Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 335,000 shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2004 Coronado Industries, Inc. Employee Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	–	$–
Granted	335,000	0.70
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	335,000	$0.70
Granted	–	–
Exercised	(15,000)	–
Cancelled/Forfeited	(320,000)	(0.70)
Outstanding at December 31, 2005	–	$–

On September 19, 2003, the Board of Directors approved the 2003 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 5,089,400 (post split) shares of common stock were reserved for issuance.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	5,089,400	$0.33
Granted	–	–
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	5,089,400	$0.33
Granted	–	–
Exercised	(1,994,165)	(0.33)
Cancelled/Forfeited	(1,589,400)	(0.33)
Outstanding at December 31, 2005	1,505,835	$0.33

Additional information about outstanding options to purchase the Company’s common stock as of December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Price	Shares	Life (In Years)	Price	Shares	Price

$ 0.11	1,505,835	6.97	$ 0.11	1,505,835	$ 0.11

On September 30, 2003, the Board of Directors approved the 2003 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 210,000 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2003 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	210,000	$0.70
Granted	–	–
Exercised	(30,000)	0.70
Cancelled	–	–
Outstanding at December 31, 2004	180,000	$0.70
Granted	–	–
Exercised	(40,000)	(0.70)
Cancelled/Forfeited	(140,000)	(0.70)
Outstanding at December 31, 2005	–	$–

On January 13, 2003, the Board of Directors approved the 2002 Coronado Industries, Inc. Management Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 9,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	9,000,000	$0.12
Granted	–	–
Exercised	–	–
Cancelled	(8,400,000)	0.12
Outstanding at December 31, 2004	600,000	$0.12
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	–	–
Outstanding at December 31, 2005	600,000	$0.12

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information about outstanding options to purchase the Company’s common stock as of December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Price	Shares	Life (In Years)	Price	Shares	Price

$0.10 - 0.20	600,000	5.16	$ 0.12	600,000	$ 0.12

On January 13, 2003, the Board of Directors approved the 2002 Coronado Industries, Inc. Employee Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 4,200,000 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under 2002 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	50,000	$0.10
Granted	–	–
Exercised	(10,000)	–
Cancelled	–	0.10
Outstanding at December 31, 2004	40,000	$0.10
Granted	–	–
Exercised	(10,000)	(0.10)
Cancelled/Forfeited	(30,000)	(0.10)
Outstanding at December 31, 2005	–	$–

On December 26, 2001, the Board of Directors approved the 2001 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 296,350 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted the 2001 Coronado Industries, Inc. Management Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	296,350	$0.16
Granted	–	–
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	296,350	$0.16
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(296,350)	(0.16)
Outstanding at December 31, 2005	–	$–

On December 26, 2001, the Board of Directors approved the 2001 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 75,000 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2001 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	72,500	$2.00
Granted	–	–
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	72,500	$2.00
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(72,500)	(2.00)
Outstanding at December 31, 2005	–	$–

On January 2, 2001, the Board of Directors approved the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 600,000 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	600,000	$1.35
Granted	–	–
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	600,000	$1.35
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(600,000)	(1.35)
Outstanding at December 31, 2005	–	$–

On January 2, 2001, the Board of Directors approved the 2000 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 259,999 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	259,999	$1.98
Granted	–	–
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	259,999	$1.98
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(259,999)	(1.98)
Outstanding at December 31, 2005	–	$–

On January 2, 2001, the Board of Directors approved the 2000 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 62,500 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 2000 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	50,000	$1.35
Granted	–	–
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	50,000	$1.35
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(50,000)	(1.35)
Outstanding at December 31, 2005	–	$–

On November 3, 1999, the Board of Directors approved the 1999 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 57,500 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under the 1999 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	55,000	$2.00
Granted	–	–
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	55,000	$2.00
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(55,000)	2.00
Outstanding at December 31, 2005	–	$–

On December 21, 1998, the Board of Directors approved the 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 155,000 (post split) shares of common stock were reserved for issuance.

As of December 31, 2005, all outstanding options granted under 1998 Coronado Industries, Inc. Stock Option Plan have been exercised or cancelled. A summary of the activity of plan is as follows:

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2003	135,000	$0.56
Granted	–	–
Exercised	–	–
Cancelled	–	–
Outstanding at December 31, 2004	135,000	$0.56
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(135,000)	(0.56)
Outstanding at December 31, 2005	–	$–

During May 2005, the Company granted 5,000,000 options to an employee.  The options vested immediately and had an exercise price of $0.055 and a term of ten years.  The aforementioned options were forfeited as of December 31, 2005.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five (5) to ten (10) years, risk-free interest rates of five percent (5%), volatility of 66% to 122%, and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended December 31, 2005 and 2004 approximated $0.047 and $0.046 - 0.063, respectively.

During May 2005, the Board of Directors adopted the 2005 Employee and Consultant Compensation Plan for its employees and marketing, legal and other consultants. The Board voted to make available 1,200,000 (post split) shares of common stock of the Corporation, which may be purchased by conversion of accrued compensation at a negotiated purchase price of not less than ninety percent of the lowest closing bid price in the week prior to when the accrued salary or compensation is due.

Additionally, during May 2005 the Board of Directors adopted the 2005-A Employee and Consultant Compensation Plan for its employees and marketing, legal and other consultants. The Board voted to make available 2,000,000 (post split) shares of common stock of the Corporation which may be purchased by conversion of accrued compensation at a negotiated purchase price of not less than ninety percent of the lowest closing bid price in the week prior to when the accrued salary or compensation is due.

NOTE 6.	INCOME TAXES

As of December 31, 2005 and 2004, the components of deferred income taxes are as follows:

	2005	2004
Long-term Deferred Tax Assets (Liabilities)
Net operating loss carry-forwards	$5,685,000	5,400,000
Less: valuation allowance	(5,685,000)	(5,400,000)
Net Long-term Deferred Tax Asset	–	–

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has provided a full valuation allowance on its deferred tax asset as of December 31, 2005. The valuation allowance increased by approximately $285,000 during the year ended December 31, 2005, primarily due to the increase in the net operating loss.

As of December 31, 2005, the Company has net operating loss carry-forwards available to offset future federal and state taxable income in the amounts of approximately $16,041,000 and $9,076,000, respectively, and expiring as follows:

	Net Loss Carry-forward		Year of
	Amount Available		Expiration
Year	Federal	State	Federal	State

1993	137,000	–	2008	—
1994	65,000	–	2009	—
1995	97,000	–	2010	—
1996	31,000	–	2011	—
1997	561,000	–	2012	—
1998	1,820,000	–	2018	—
1999	1,048,000	–	2019	—
2000	3,206,000	–	2020	—
2001	2,400,000	2,400,000	2021	2006
2002	1,315,000	1,315,000	2022	2007
2003	1,136,000	1,136,000	2023	2008
2004	1,970,000	1,970,000	2024	2009
2005	2,260,000	2,260,000	2025	2010
	16,041,000	9,076,000

NOTE 7.	COMMITMENTS

Consulting and Distribution Agreements

During 2005, the Company entered into a consulting agreement with Montaque Corporate Partners, Ltd. (Montaque). The agreement provides for a 10% royalty on sales of company products under any agreements completed with the significant assistance of Montaque.  During fiscal 2005, there were no agreements completed pursuant to this contract.

Registrant executed a distribution agreement dated September 9, 2003, with EuPharmed s.r.l. of Rome, Italy (“EuP”) which grants the exclusive distribution rights for Registrant’s PNT products for the country of Italy to EuP for a period of five years (the “Italian Contract”). EuP may extend the agreement for an additional two years by agreeing to additional minimum purchases. EuP will conduct a one year randomized clinical trial of PNT involving 80 patients and four different clinics in Italy. EuP will bear all costs of this trial, except for the PNT equipment and rings which Registrant will provide free of charge.

CORONADO INDUSTRIES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registrant executed another agreement dated September 29, 2003 with EuP which grants to EuP the exclusive distribution rights to EuP for the countries of Algeria, Libya, Morocco and Tunisia on the same terms as the Italian Contract, except for the monthly minimum purchase quantities for these North African countries.

Registrant executed a distribution agreement dated November 10, 2003 with Izasa, S.A. of Madrid, Spain (“Izasa”) which grants the exclusive distribution rights for Registrant’s PNT products for the country of Spain to Izasa for a period of five years (the “Spanish Contract”). Izasa may extend the agreement for an additional two years by agreeing to additional minimum purchases. This agreement provides for annual minimum purchase quantities commencing in January 2004. That date was postponed until after the Type 2a product classification was received by Registrant.

Registrant executed another agreement dated December 5, 2003 with Izasa which grants to Izasa the exclusive distribution rights to Izasa for the country of Portugal on the same terms as the Spanish Contract, except for the monthly minimum purchase quantities for Portugal (the “Portuguese Contract”).

Izasa was in violation of the Spanish Contract and the Portuguese Contract during 2005 with respect to the number of units ordered by Izasa. Registrant is considering terminating these contracts with Izasa and negotiating a distribution contract with another company.

Operating Leases

The Company leased office space in Fountain Hills, Arizona, under a non-cancelable operating lease agreement which expired in June, 2001. Subsequent to the expiration, the Company had continued to lease the space on a month-to-month basis.

The Company moved its operations to new facilities in November 2004 at which time the Company entered into a new non-cancelable lease agreement for office space in Fountain Hills, Arizona commencing December 1, 2004 through December 15, 2009. Monthly rent payments are $4,520.

Future minimum lease payments under the Company’s operating lease as of December 31, 2005 are as follows:

Year Ending December 31:
2006	54,240
2007	54,240
2008	54,240
2009	54,240
Future minimum lease payments	$216,960

For the years ended December 31, 2005 and 2004, rent expense under the lease agreements was $ 63,697 and $39,061, respectively.

NOTE 8.	NOTES PAYABLE

	2005	2004

15% per annum note payable to Robert Suliot, principal and interest payable on demand, through September, 2006; convertible into 30,000 shares of common stock at maturity	$25,000	$25,000

15% per annum note payable to Robert Suliot, principal and interest payable on demand, through September, 2006; convertible into 30,000 shares of common stock at maturity	25,000	25,000

15% per annum note payable to Robert Suliot, principal and interest payable on demand, through November 2006; convertible into 30,000 sahres of common stock at maturity	25,000	25,000

15% per annum note payable to Robert Suliot, principal and interest payable on demand through December 2006; convertible into 30,000 shares of common stock at maturity	25,000	25,000
	100,000	100,000
Less: current portion	(100,000)	(100,000)
	$–	$–

NOTE 9.	SUBSEQUENT EVENTS

On January 11, 2006, the Company approved the issuance of:  (i) 277,778 (post split) shares of restricted common stock to G. Richard Smith in conversion of $25,000 of accrued salary; (ii) 1,666,667 shares of restricted common stock to Gary R. Smith in conversion of $150,000 of accrued salary; and (iii) 138,,889 shares of restricted common stock to John LiVecchi in conversion of $12,500 of accrued salary.

On January 11, 2006, the Company issued 700,000 (post split) shares of restricted common stock valued at $63,000 to each of Messrs. Smith, Smith and LiVecchi as a stock bonus for services rendered in 2005.

On January 11, 2006, the Company's Board of Directors approved the issuance of 1,150,000 (post split) restricted shares of its common stock to one employee and six consultants as stock bonuses valued at $94,500 for services rendered in 2005.

During 2006, the Company filed registrations statements on Forms S-8 covering the following:

•	The 2006-A Employee and Consultant Compensation Plan. The Plan will include 10,000,000 shares of its $.001 par value common stock.
•	The 2006-B Employee and Consultant Compensation Plan. The Plan will include 2,000,000 shares of its $.001 par value common stock.
•	The 2006-C Employee and Consultant Compensation Plan. The Plan will include 10,000,000 shares of its $.001 par value common stock.

On March 17, 2006, the Company’s Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000.