Form 10QSB
period 2006-03-31
CORONADO INDUSTRIES INC
filed 2006-05-22
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  60,210,872 shares as of May 15, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CORONADO INDUSTRIES, INC.

Form 10-QSB
For the Quarterly Period Ended March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash & Cash Equivalents	$—	$12,340
Accounts Receivable	25,540	14,015
Inventory	28,166	24,289
Prepaid Expenses	11,052	14,078

TOTAL CURRENT ASSETS	64,758	64,722

Property & Equipment-Net	7,602	8,121
Deposits	4,520	4,520

TOTAL ASSETS	$76,880	$77,363

The Accompanying Notes are an Integral Part of the Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited)
	March 31,	December 31,
	2006	2005

CURRENT LIABILITIES:
Notes Payable to Related Parties - Current Portion	$444,175	$310,000
Notes Payable	50,000	100,000
Bank Overdraft	5,126	—
Accounts Payable	70,881	63,546
Accrued Salaries	93,750	470,500
Accrued Interest	8,344	7,631
Accrued Taxes and Expenses	130,165	115,821

TOTAL LIABILITIES	802,441	1,067,498

Commitments	—	—

Stockholders’ Equity (Deficit)
Preferred Stock - $0.0001 par value; 3,000,000 shares
authorized, none issued or outstanding	—	—
Common Stock - $0.001 par value; 200,000,000 shares authorized,
53,993,736 and 27,879,563 shares issued and outstanding,
respectively	53,994	27,880
Additional Paid In Capital	17,360,826	15,189,716
Accumulated Deficit	(18,140,381)	(16,207,731)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(725,561)	(990,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$76,880	$77,363

The Accompanying Notes are an Integral Part of the Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended March 31,
	2006	2005

REVENUE
Product Revenue	$25,500	$49,780

COST OF SALES
Cost of Product Revenues	11,027	22,486

GROSS PROFIT (LOSS)	14,473	27,294

General & Administrative Expenses
Salaries and wages	227,124	232,210
Stock & option bonuses
- officers & directors	1,165,500	—
- consultants	203,550	—
- employees	75,150	—
Selling and marketing expenses	84,242	79,432
Legal and professional fees	76,027	33,508
FDA expense	34,548	15,650
Rent expense	13,560	15,203
Miscellaneous expenses	49,713	92,691
	1,929,414	468,694
LOSS FROM OPERATIONS	(1,914,941)	(441,400)

OTHER INCOME (EXPENSE)
Interest Expense	(17,709)	(18,040)
	$(17,709)	$(18,040)

NET LOSS	$(1,932,650)	$(459,440)

Basic and diluted net loss per share	$(0.05)	$(0.02)

Basic and diluted weighted average shares outstanding	35,932,579	19,084,151

The Accompanying Notes are an Integral Part of the Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2006

			Additional	Retained	Stockholders’
	Common Stock		Paid-In	Earnings	Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance at December 31, 2004 (post split)	18,329,194	$18,329	$12,650,440	$(13,949,552)	(1,280,783)

Stock Issued for Debt and Interest	4,325,903	4,326	515,160	—	519,486

Stock Issued for Services	5,159,466	5,160	1,251,564	—	1,256,724

Forgiveness of Officers’ Salaries	—	—	751,417	—	751,417

Stock Options Exercised	65,000	65	21,135	—	21,200

Net Loss	—	—	—	(2,258,179)	(2,258,179)

Balance at December 31, 2005	27,879,563	27,880	15,189,716	(16,207,731)	(990,135)

Stock and Options Issued for Services	5,564,006	5,564	463,960	—	469,524

Stock and Options Issued for Bonuses	20,550,000	20,550	1,707,150	—	1,727,700

Reverse Stock Split - Fractional Shares	167	—	—	—	—

Net Loss for the Three Months Ended March 31, 2006 (unaudited)	—	—	—	(1,932,650)	(1,932,650)

Balance at March 31, 2006	53,993,736	$53,994	$17,360,826	$(18,140,381)	$(725,561)

The Accompanying Notes are an Integral Part of the Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,932,650)	$(459,440)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	519	554
Common Stock issued for services	113,127	125,031
Stock and options issued for salaries, consulting and interest	356,397	112,262
Stock and options issued for bonuses	1,727,700	—
Changes in Assets and Liabilities:
Prepaid Expenses	3,026	3,321
Inventory	(3,877)	4,512
Deferred Compensation	—	12,500
Accounts receivable	(11,525)	6
Accounts payable	7,335	(26,030)
Accrued salaries	(376,750)	93,750
Accrued interest	713	645
Accrued taxes and expenses	14,344	7,281
NET CASH USED IN OPERATING ACTIVITIES	(101,641)	(125,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	143,000	110,000
Bank overdraft	5,126	—
Proceeds from exercise of stock options	—	17,200
Repayment of notes payable	(58,825)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	89,301	127,200

Net change in cash and cash equivalents	(12,340)	1,592

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,340	58

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,650

		(Continued)

The Accompanying Notes are an Integral Part of the Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
SUPPLELMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,000	$12,925

NON-CASH TRANSACTIONS:
Issuance of common stock & options for salaries	356,397	108,096
Issuance of common stock for services	113,127	125,031
Issuance of common stock for interest	—	4,166
Issuance of common stock for debt	—	133,000
Accrued officers’ salaries and taxes contributed to capital	—	751,417
Issuance of common stock & options for bonuses	1,727,700	—

The Accompanying Notes are an Integral Part of the Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months ended March 301 2006. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $(737,683) and a negative net worth of $(725,561) at March 31, 2006.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

The Company is currently attempting to negotiate with the FDA the protocol for a clinical study in the United States. The Company is hopeful that a new preliminary patient study will permit a favorable clinical study protocol to be granted by the FDA approximately within the next year.

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

STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company had applied APB Opinion No. 25 and related interpretations in accounting for its stock-based plans as was permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, companies could, but were not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company had adopted the disclosure-only provisions, as permitted by SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company in the first interim period beginning after December 15, 2005.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective approach.  SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 15, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of December 15, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.  For purposes of estimating the grant date fair value of stock options, the Company uses the Black-Scholes options pricing model.

Assumptions used to determine compensation expense are determined as follows:

•	Expected term is determined using a weighted average of the contractual term of the award;

•	Expected volatility of award grants is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of awards granted and management’s analysis of potential forfeitures.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION (Continued)

Three Months Ended
March 31, 2005

Net Income / (Loss):	$(459,440)
As Reported
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$—

Proforma net loss	$(459,440)
Loss per share:
As reported	$(0.02)
Proforma	$(0.02)

There were no stock options granted during the three months ended March 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 did not have a material affect on the Company’s financial position or results of operations.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - EARNINGS PER SHARE

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options at March 31, 2006 and 2005 of 71,765,835 and 15,958,850 (post-split), respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilative (decreases the loss per share). In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 2005 and 2004 the diluted EPS calculation has been excluded from the financial statements.

NOTE 3 - EQUITY

On March 24, 2006 the Board of Directors approved the 2006 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 60,000,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2005	—	$—
Granted	60,000,000	0.053
Exercised	—	—
Cancelled/Forfeited	—	—
Outstanding at March 31, 2006	60,000,000	$0.053

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - EQUITY (Continued)

Additional information about outstanding options to purchase the Company’s common stock as of March 31, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Price	Shares	Life (In Years)	Price	Shares	Price

$ 0.053	60,000,000	9.98	$ 0.053	60,000,000	$ 0.053

Also, on March 24, 2006 the Board of Directors approved the 2006 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 9,600,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2005	—	$—
Granted	9,600,000	0.053
Exercised	—	—
Cancelled/Forfeited	—	—
Outstanding at March 31, 2006	9,600,000	$0.053

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - EQUITY (Continued)

Additional information about outstanding options to purchase the Company’s common stock as of March 31, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Price	Shares	Life (In Years)	Price	Shares	Price

$ 0.053	9,600,000	9.98	$ 0.053	9,600,000	$ 0.053

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of ten (10) years, risk-free interest rates of five percent (5%), volatility of 146%, forfeitures of 85%, and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted for the quarter ended March 31, 2006 approximated $0.05.  Total stock-based compensation recorded in relation to the 69,600,000 options granted was $522,000.

NOTE 4 - COMMITMENTS

During the three month period ended March 31, 2006, the Company entered into a Letter of Understanding and Distribution Agreement with a French company. The Letter of Understanding provides that the Company will share one-half the costs of two clinical trials, up to 40,000 Euros per year, not to exceed 80,000 Euros over the first two years.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, the Company issued common stock and options to three officers and directors as follows:

•	2,833,334 shares of restricted common stock for the payment of $187,500 of salaries accrued at December 31, 2005.

•	2,100,000 shares of restricted common stock for the payment of $189,000 of bonuses accrued at December 31, 2005.

•	13,500,000 shares of restricted common stock, valued at $715,500 relating to the signing of two distribution agreements.

•	60,000,000 options to purchase common stock at $.053 per share, valued at $450,000.

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

These policies include, but are not limited to, the carrying value of the inventory and fixed assets, the life of fixed assets, the expensing of the costs relating to FDA and European licensing activities, and the valuation of common stock and options related to compensation and other services. Complex judgments and estimates underlie these critical accounting policies, such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, dividing consultants’ compensation between expense categories of FDA licensing activities and sales activities, dividing compensation and payments to third parties between cost of goods sold category and general and administrative expense, and the determination of the market value of restricted stock when issued as compensation or as repayment for loans.

Quarter Ending March 31, 2006

Operations.

Registrant continued delivery of its PNT products to its European distributors in the first quarter of 2006. Total sales were $25,500, with a cost of goods sold of $11,027. Registrant’s gross margin on its products sold was approximately 56.8%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2006; however, profitability from European sales is not likely in 2006. There can be no assurance that Registrant’s operations will ever be profitable.

For the quarter ending March 31, 2006, Registrant experienced a net loss of $1,932,650, which was comprised primarily of its gross profit from European sales of $14,473, its general and administrative expenses incurred at the corporate level of $1,929,414, and interest expense of $17,709. 96.7% of Registrant’s first quarter 2006 corporate expenses consisted of salaries and consulting wages of $227,124 (11.8%), officer and Director stock bonus and option compensation of $1,165,500 (60.4%), consultant stock bonus and option compensation of $203,550 (10.5%), employee stock bonus and option compensation of $75,150 (3.9%), professional expenses of $110,575 (5.7%), and selling and media promotion expenses of $84,242 (4.4%). In comparison, during first quarter 2005, 76.9% of Registrant’s corporate expense of $468,694 consisted of salaries and wages of $232,210 (49.5%), stock bonus and option compensation of $0 (0.0%), professional expenses of $49,158 (10.5%) and selling and media promotion of $79,432 (16.9%). The stock bonus and option compensation was awarded for the execution of distribution agreements in Europe and China. The increase in professional expenses in 2006 from 2005 occurred as a result of increased legal and FDA-type expenses in 2006. Approximately 89.5% of the corporate expenses in 2006 were paid with Registrant’s common stock in order to preserve Registrant’s cash resources. Since Registrant increased its management salaries by 33% on April 1, 2006, these expenses will increase through the remainder of 2006. Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur, such as FDA protocol approval, distribution contracts executed, increased sales, or medical journal publication. Registrant expects its professional expenses to increase in 2006 as a result of its increased costs for its proposed FDA study later in 2006. Registrant expects its selling and media promotion expenses will increase throughout the remainder of 2006 as a result of its European product distribution, and the commencement of selling efforts in the Pacific Rim and South America.

Liquidity and Capital Resources.

Because of Registrant’s current inventory levels, on a short-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, unless a substantial order is placed. Because of the Registrant’s cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during the first quarter of 2006. From January 1, 2006 to March 31, 2006, Registrant borrowed a total of $141,000 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant’s product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2006; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

From January 1, 2006 through March 31, 2006, G. Richard Smith had loaned the Registrant $69,000; Gary R. Smith had loaned Registrant $35,000; and Dr. John T. LiVecchi had loaned Registrant $37,000. These loans accrued interest at 15% per annum. All of these loans were outstanding on March 31, 2006, and Dr. LiVecchi had an additional $10,000 loan outstanding from 2005.

Item 3.   Controls and Procedures.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2006, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending for the Registrant at March 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

  All equity securities issued by Registrant during the quarter ended March 31, 2006 were registered under the Act with the SEC or disclosed in a previous filing with the SEC.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

4.1(a)	2006 Executive Stock Option Plan
4.1(b)	Form of Stock Option Agreement Under 2006 Executive Stock Option Plan
4.2(a)	2006 Employee Stock Option Plan
4.2(b)	Form of Stock Option Agreement Under 2006 Employee Stock Option Plan
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

CORONADO INDUSTRIES, INC.

Date: May 19, 2006	By:	/s/ G. Richard Smith

G. Richard Smith Chairman (Chief Executive Officer)

Date: May 19, 2006	By:	/s/ Gary R. Smith

Gary R. Smith Treasurer (Chief Accounting Officer)