Form 10QSB
period 2006-06-30
CORONADO INDUSTRIES INC
filed 2006-08-14
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  82,169,376 shares as of August 8, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CORONADO INDUSTRIES, INC.

Form 10-QSB
For the Quarterly Period Ended June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 (Unaudited) and December 31, 2005

ASSETS
	(Unaudited)
	June 30,	December 31,
	2006	2005
CURRENT ASSETS

Cash and Cash Equivalents	$12,678	$12,340
Accounts Receivable	22,614	14,015
Inventory	15,840	24,289
Prepaid Expenses	8,026	14,078

TOTAL CURRENT ASSETS	59,158	64,722

Property and Equipment-Net	7,101	8,121
Deposits	4,520	4,520

TOTAL ASSETS	$70,779	$77,363

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 (Unaudited) and December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited)
	June 30,	December 31,
	2006	2005

CURRENT LIABILITIES

Notes Payable to Related Parties	$551,375	$310,000
Notes Payable	50,000	100,000
Accounts Payable	70,457	63,546
Accrued Salaries	218,754	470,500
Accrued Interest	15,466	7,631
Accrued Taxes	149,291	115,821

TOTAL LIABILITIES	1,055,343	1,067,498

Commitments	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $0.0001 par value; 3,000,000 shares authorized, none issued or outstanding	—	—
Common Stock - $0.001 par value; 200,000,000 shares authorized, 65,276,261 and 27,879,563 shares issued and outstanding, June 30, 2006 and December 31, 2005, respectively	65,276	27,880
Additional Paid-In Capital	17,726,467	15,189,716
Accumulated Deficit	(18,776,307)	(16,207,731)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(984,564)	(990,135)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$70,779	$77,363

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Six and Three Months Ended June 30, 2006 and 2005

	(Unaudited)		(Unaudited)
	Six Months Ended		Three Months Ended
	2006	2005	2006	2005
REVENUE

Product revenue	$48,000	$70,780	$22,500	$21,000

COST OF SALES
Cost of product revenues	35,932	31,455	24,905	8,969

GROSS PROFIT (LOSS)	12,068	39,325	(2,405)	12,031

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	493,723	516,544	266,599	284,334
Salaries and option bonuses
- officers and directors	1,165,500	—	—	—
- consultants	203,550	—	—	—
- employees	75,150	—	—	—
Selling and marketing expenses	241,903	96,893	157,661	17,461
Legal and professional fees	138,765	129,840	62,738	96,332
FDA expense	85,696	26,650	51,148	11,000
Rent expense	27,120	36,576	13,560	21,373
Miscellaneous expenses	107,853	165,564	58,140	72,873
	2,539,260	972,067	609,846	503,373

LOSS FROM OPERATIONS	(2,527,192)	(932,742)	(612,251)	(491,342)

OTHER INCOME (EXPENSE)
Interest Expense	(41,384)	(36,465)	(23,675)	(18,425)
	(41,384)	(36,465)	(23,675)	(18,425)

NET LOSS	$(2,568,576)	$(969,207)	$(635,926)	$(509,767)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding	59,927,083	19,456,832	47,125,846	16,907,607

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2006

			Additional	Retained	Stockholders'
	Common Stock		Paid-In	Earnings	Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance at December 31, 2005	27,879,563	$27,880	$15,189,716	$(16,207,731)	(990,135)

Stock and Options Issued for Services	16,846,531	16,846	829,601	—	846,447

Stock and Options Issued for Bonuses	20,550,000	20,550	1,707,150	—	1,727,700

Reverse Stock Split - Fractional Shares	167	—	—	—	—

Net Loss for the Six Months Ended June 30, 2006	—	—	—	(2,568,576)	(2,568,576)

Balance at June 30, 2006	65,276,261	65,276	17,726,467	(18,776,307)	(984,564)

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2006 and 2005

	(Unaudited)
	Three Months Ended June 30,
	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(635,926)	$(509,767)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	501	528
Common stock and options issued for services	111,375	75,363
Stock and options issued for salaries, consulting and interest	265,548	160,817

Changes in Assets and Liabilities:
Accounts receivable	2,926	20,280
Inventory	12,326	(17,466)
Prepaid Expenses	3,026	3,323
Deposits	—	(4,520)
Deferred Compensation	—	8,333
Accounts payable	(424)	40,536
Accrued salaries	125,004	93,750
Accrued interest	7,122	3,612
Accrued taxes	19,126	14,344
NET CASH USED IN OPERATING ACTIVITIES	(89,396)	(110,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(5,126)	6,217
Proceeds from borrowings	107,200	102,000
Proceeds from exercise of stock options	—	1,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,074	109,217

Net change in cash and cash equivalents	12,678	(1,650)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,678	$(1,650)
		(Continued)
The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2006 and 2005 (Continued)

	(Unaudited)
	Three Months Ended June 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$15,850	$12,000

Non Cash Transactions:
Issuance of common stock and options for salaries	265,548	158,929
Issuance of common stock and options for services	111,375	75,363
Issuance of common stock for interest	—	1,888
Issuance of common stock for debt	—	95,000

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,568,576)	$(969,207)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	1,020	1,082
Common stock issued for services	224,502	200,394
Stock and options issue for salaries, consulting, and interest	621,945	273,079
Stock and options issued for bonuses	1,727,700	—

Changes in Assets and Liabilities:
Accounts receivable	(8,599)	20,286
Inventory	8,449	(12,954)
Prepaid expenses	6,052	6,644
Deposits	—	(4,520)
Deferred Compensation	—	20,833
Accounts payable	6,911	14,506
Accrued salaries	(251,746)	187,500
Accrued interest	7,835	4,257
Accrued taxes	33,470	21,625
NET CASH USED IN OPERATING ACTIVITIES	(191,037)	(236,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	—	6,217
Proceeds from borrowings	250,200	212,000
Repayment on Notes Payable, Related Party	(8,825)	—
Repayment on Notes Payable	(50,000)	—
Proceeds from exercise of stock options	—	18,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	191,375	236,417

Net change in cash and cash equivalents	338	(58)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,340	58

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,678	$—
		(Continued)
The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005 (Continued)

	(Unaudited)
	Six Months Ended June 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$27,850	$24,925

Non Cash Transactions:
Issuance of common stock and options for salaries	621,945	267,025
Issuance of common stock for services	224,502	200,394
Issuance of common stock for interest	—	6,054
Issuance of common stock for debt	—	228,000
Accrued officers salaries and taxes contributed to capital	—	751,417
Issuance of common stock and options for bonuses	1,727,700	—

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three and six months ended June 30, 2006. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The result of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $(996,185) and a negative net worth of $(984,564) at June 30, 2006.

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

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION (Continued)

Six Months Ended
June 30, 2005

Net Income / (Loss):	$(969,207)
As Reported
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(233,000)

Proforma net loss	$(1,202,207)
Loss per share:
As reported	$(0.05)
Proforma	$(0.06)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.

The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.

NOTE 2 - EARNINGS PER SHARE

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options at June 30, 2006 and 2005 of 71,705,823 and 16,348,849, respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilative (decreases the loss per share).

NOTE 3 - EQUITY

On March 24, 2006 the Board of Directors approved the 2006 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 60,000,000 shares of common stock were reserved for issuance.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - EQUITY (Continued)

A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2005	—	$—
Granted	60,000,000	0.053
Exercised	—	—
Cancelled/Forfeited	—	—
Outstanding at June 30, 2006	60,000,000	$0.053

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Price	Shares	Life (In Years)	Price	Shares	Price

$ 0.053	60,000,000	9.73	$ 0.053	60,000,000	$ 0.053

Also, on March 24, 2006 the Board of Directors approved the 2006 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 9,600,000 shares of common stock were reserved for issuance.

A summary of the activity of plan is as follows:

	Number	Average
	of Options	Exercise Price

Outstanding at December 31, 2005	—	$—
Granted	9,600,000	0.053
Exercised	—	—
Cancelled/Forfeited	—	—
Outstanding at June 30, 2006	9,600,000	$0.053

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - EQUITY (Continued)

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Price	Shares	Life (In Years)	Price	Shares	Price

$ 0.053	9,600,000	9.73	$ 0.053	9,600,000	$ 0.053

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of ten (10) years, risk-free interest rates of five percent (5%), volatility of 146%, forfeitures of 85%, and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted for the six-months ended June 30, 2006 approximated $0.05.  Total stock-based compensation recorded in relation to the 69,600,000 options granted was $522,000.

NOTE 4 - COMMITMENTS

During the three month period ended June 30, 2006, the Company entered into an agreement for a New York Company to act as a consultant in the field of mergers and acquisitions for the period of one year. Shares in the amount of 450,000 were issued upon signing and 150,000 shares will be paid monthly for 9 months.

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

Three Months Ending June 30, 2006

Operations

 Registrant continued delivery of its PNT products to its European distributors in the second quarter of 2005. Total sales were $22,500 with a cost of goods sold of $24,905, an increase from the 2005 quarter of $15,936. This increase in cost of goods sold resulted primarily from Registrant’s replacing approximately 27 PNT units previously distributed in Italy with upgraded models.  The upgraded models assure Registrant receives revenue each time the PNT unit is used by the physician. Registrant’s marketing expenses in Europe exceeded $50,000 during the 2006 second quarter. Registrant expects its European sales to continue throughout 2006; however, profitability from European sales is not likely in 2006. There can be no assurance that Registrant’s operations will ever be profitable.

For the quarter ending June 30, 2006, Registrant experienced a net loss of $635,926, which was comprised primarily of its gross loss on European sales of $2,405, general and administrative expenses incurred at the corporate level of $609,846, and interest expense of $23,675.  87.9% of Registrant’s second quarter 2006 corporate expenses consisted of salaries and wages of $266,599 (43.5%), professional expenses of $113,886 (18.6%) and selling and media promotion of $157,661 (25.8%). In comparison, during the 2005 second quarter, 81.3% of Registrant’s corporate expense of $503,373 consisted of salaries and wages of $284,334 (56.5%), professional expenses of $107,332 (21.3%) and selling and promotion of $17,461 (3.5%). The decrease in salaries and wages in 2006 from 2005 resulted from allocating the European marketing consultant’s salary from salaries and wages in the prior year to selling and media promotion in 2006. The increase in selling and promotion in 2006 from 2005 resulted from allocating the European marketing consultant’s salary from salaries and wages in the prior year to selling and media promotion in 2006. Registrant’s management received salary increases of $31,250 for the quarter. Registrant expects its salaries and wages to be stable in the second half of 2006. Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur, such as FDA protocol approval, distribution contracts executed, increased sales, or medical journal publication. Registrant expects its professional expenses to increase in 2006 as a result of its increased costs for its proposed FDA study later in 2006. Registrant expects its selling and media promotion expenses will increase throughout the remainder of 2006 as a result of its European product distribution, and the commencement of selling efforts in the Pacific Rim and South America.

Liquidity and Capital Resources

On a short-term and long-term basis Registrant requires only minimal capital to sustain its manufacturing of the patented equipment, because of Registrant’s current inventory levels. Because of the Registrant’s cash position at year-end and general and administrative expenses totaling approximately $2,000,000 in 2005, the Registrant suffered from a liquidity shortage during the first half of 2006. During the second quarter of 2006 Registrant was required to borrow a total of $100,375 from its Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant’s product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2006; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis, Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

From April 1, 2006 through June 30, 2006, G. Richard Smith loaned the Registrant $28,375; Gary R. Smith had loaned Registrant $32,000; and Dr. John T. LiVecchi had loaned Registrant $40,000. At June 30, 2006, G. Richard Smith was owed a total of $97,375; Gary R. Smith was owed a total of $$67,000; and Dr. John T. LiVecchi was owed a total of $87,000. These loans accrued interest at 15% per annum.

In 2003, G. Richard Smith loaned the Company $300,000 to repay a third party long-term loan. That loan bears interest at the rate of 16% per annum and the interest thereon is paid monthly.

Six Months Ending June 30, 2006

Operations

Registrant continued delivery of its PNT products to its European distributors in the first half of 2006. Total sales were $48,000 in 2006 as compared to $70,780 in 2005. Cost of goods sold increased to $35,932 in 2006 in comparison to $31,455 in 2005 as a result of the replacement of old models in the second quarter. Again in 2006 Registrant’s marketing expenses for European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2006; however, profitability from European sales is not likely in 2006. There can be no assurance that Registrant’s operations will ever be profitable.

For the six months ending June 30, 2006, Registrant experienced a net loss of $2,568,576, which was comprised primarily of its net profit from European sales of $12,068, its general and administrative expenses incurred at the corporate level of $2,539,260, and interest expense of $41,384.  94.7% of Registrant’s 2006 first half corporate expenses consisted of salaries and wages of $493,723 (19.4%), officer and Director stock bonus and option compensation of $1,165,500 (45.9%), consultant stock bonus and option compensation of $203,550 (8.0%), employee stock bonus and option compensation of $75,150 (3.0%), professional expenses of $224,461 (8.9%) and selling and promotion expenses of $241,903 (9.5%). In comparison, during the first half of 2005, 79.2% of Registrant’s corporate expense of $972,067 consisted of salaries and wages of $516,544 (53.1%), stock bonus and option compensation of $0 (0.0%), professional expenses of $156,490 (16.1%) and selling and promotion of $96,893 (10.0%). The decrease in salaries and wages in 2006 from 2005 resulted from allocating the European marketing consultant’s salary from salaries and wages in the prior year to selling and media promotion in 2006. The increase in professional expenses in 2006 from 2005 occurred as a result of increased FDA expenses in 2005. The increase in selling and promotion expenses in 2006 from 2005 resulted from allocating the European marketing consultant’s salary from salaries and wages in the prior year to selling and media promotion in 2006. Registrant expects its salaries and wages to be stable in the second half of 2006. Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur, such as FDA protocol approval, distribution contracts executed, increased sales, or medical journal publication. Registrant expects its professional expenses to increase in 2006 as a result of its increased costs for its proposed FDA study later in 2006. Registrant expects its selling and media promotion expenses will increase throughout the remainder of 2006 as a result of its European product distribution, and the commencement of selling efforts in the Pacific Rim and South America.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2006, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending for the Registrant at June 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

  All equity securities issued by Registrant during the quarter ended June 30, 2006 were registered under the Act with the SEC or disclosed in a previous filing with the SEC.

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

CORONADO INDUSTRIES, INC.

Date: August 14, 2006	By:	/s/ G. Richard Smith

G. Richard Smith Chairman (Chief Executive Officer)

Date: August 14, 2006	By:	/s/ Gary R. Smith

Gary R. Smith Treasurer (Chief Accounting Officer)