Form 10QSB
period 2006-09-30
CORONADO INDUSTRIES INC
filed 2006-11-20
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  246,882,243 shares as of November 10, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CORONADO INDUSTRIES, INC.

Form 10-QSB
For the Quarterly Period Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (Unaudited) and December 31, 2005

ASSETS
	(Unaudited)
	September 30,	December 31,
	2006	2005
CURRENT ASSETS
Cash & Cash Equivalents	$6,224	$12,340
Accounts Receivable	15,833	14,015
Inventory	14,218	24,289
Employee Advances	4,217	–
Prepaid Expenses	28,616	14,078

TOTAL CURRENT ASSETS	$69,108	$64,722

Property and Equipment-Net	6,600	8,121
Deposits	4,520	4,520

TOTAL ASSETS	$80,228	$77,363

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (Unaudited) and December 31, 2005
(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	(Unaudited)
	September 30,	December 31,
	2006	2005
CURRENT LIABILITIES
Notes Payable	$50,000	$100,000
Notes Payable to Related Parties - Current Portion	329,375	310,000
Accounts Payable	116,783	63,546
Accrued Salaries	343,758	470,500
Accrued Interest	4,242	7,631
Accrued Taxes	168,416	115,821

TOTAL CURRENT LIABILITIES	$1,012,574	$1,067,498

Commitments	–	–

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding	–	–
Common Stock - $0.001 par value; 400,000,000 shares authorized; 171,232,979 and 27,879,563 shares issued and outstanding, September 30, 2006 and December 31, 2005, respectively	171,233	27,880
Additional Paid-In Capital	18,456,431	15,189,716
Accumulated Deficit	(19,560,010)	(16,207,731)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(932,346)	(990,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,228	$77,363

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
REVENUE
Product Revenue	$65,868	$88,330	$17,868	$17,550

COST OF SALES
Cost of Product Revenues	43,620	35,680	7,688	4,225

GROSS PROFIT (LOSS)	22,248	52,650	10,180	13,325

General & Administrative Expenses
Salaries and wages	739,095	655,657	245,372	230,674
Salaries and option bonuses
–officers and directors	1,417,500	–	252,000	–
–consultants	203,550	–	–	–
–employees	75,150	–	–	–
Sales and marketing expense	362,676	270,385	120,773	81,932
Legal and professional fees	213,383	169,256	74,618	39,417
FDA expense	102,556	82,350	16,860	55,700
Rent expense	40,680	45,616	13,560	9,040
Miscellaneous expense	155,617	208,980	47,764	43,414
	3,310,207	1,432,244	770,947	460,177

LOSS FROM OPERATIONS	(3,287,959)	(1,379,594)	(760,767)	(446,852)

OTHER INCOME (EXPENSE)
Interest Expense	(64,320)	(53,867)	(22,936)	(17,402)
	(64,320)	(53,867)	(22,936)	(17,402)

NET LOSS	$(3,352,279)	$(1,433,461)	$(783,703)	$(464,254)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.07)	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	62,399,252	19,362,426	93,051,833	21,628,649

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2006

			Additional	Retained	Stockholders’
	Common Stock		Paid-In	Earnings	Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance at December 31, 2005	27,879,563	$27,880	$15,189,716	$(16,207,731)	$(990,135)

Stock and Options Issued for Services	39,826,313	39,826	1,093,386	–	1,133,212

Stock and Options Issued for Bonuses	31,050,000	31,050	1,948,650	–	1,979,700

Reverse Stock Split - Fractional Shares	167	–	–	–	–

Stock Issued for Debt & Interest	72,476,936	72,477	224,679	–	297,156

Net Loss for the Nine Months Ended September 30, 2006	–	–	–	(3,352,279)	(3,352,279)

Balance at September 30, 2006	171,232,979	$171,233	$18,456,431	$(19,560,010)	$(932,346)

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,352,279)	$(1,433,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,522	1,610
Stock and options issued for salaries, consulting & interest	732,000	452,204
Common stock issued for services	417,367	298,157
Stock and options issued for bonuses	1,979,700	–

Changes in Assets and Liabilities:
Inventory	10,071	(15,252)
Prepaid expenses	(14,538)	(2,139)
Employee advances	(4,217)	–
Deferred compensation	–	20,833
Accounts receivable	(1,818)	23,721
Accounts payable	53,237	(1,466)
Accrued salaries	(126,742)	281,250
Accrued interest	(3,389)	3,429
Accrued taxes	52,595	35,969
NET CASH USED IN OPERATING ACTIVITIES	(256,491)	(335,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	311,200	322,000
Repayment on notes payable, related party	(10,825)	–
Repayment on notes payable	(50,000)	–
Proceeds from exercise of stock options	–	21,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	250,375	343,200

Net change in cash and cash equivalents	(6,116)	8,055

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,340	58

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,224	$8,113

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Continued)

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$44,847	$42,525

Non-Cash Transactions:
Issuance of common stock for salaries	715,845	444,594
Issuance of common stock for services	417,367	298,157
Issuance of common stock for interest	16,155	7,610
Issuance of common stock for debt	281,000	313,000
Accrued officers’ salaries and taxes contributed to capital	–	751,417
Issuance of common stock and options for bonuses	1,979,700	–

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2006 and 2005

	(Unaudited)
	Three Months Ended September 30,
	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(783,703)	$(464,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	502	528
Stock and options issued for salaries, consulting & interest	110,055	179,124
Common stock issued for services	192,865	97,763
Stock and options issued for bonuses	252,000	–

Changes in Assets and Liabilities:
Prepaid expenses	(20,590)	(8,783)
Deposits	–	4,520
Inventory	1,622	(2,298)
Employee advances	(4,217)	–
Accounts receivable	6,781	3,435
Accounts payable	46,326	(15,971)
Accrued salaries	125,004	93,750
Accrued interest	(11,224)	(828)
Accrued taxes	19,125	14,344
NET CASH USED IN OPERATING ACTIVITIES	(65,454)	(98,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	–	(6,217)
Proceeds from borrowings	61,000	110,000
Proceeds from exercise of stock options	–	3,000
Repayment on notes payable, related party	(2,000)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,000	106,783

Net change in cash and cash equivalents	(6,454)	8,133

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,678	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,224	$8,113

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2006 and 2005
(Continued)

	(Unaudited)
	Three Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$15,500	$17,600

Non-Cash Transactions:
Issuance of common stock for salaries	93,900	177,568
Issuance of common stock for services	192,865	97,763
Issuance of common stock for interest	16,155	1,556
Issuance of common stock for debt	281,000	85,000
Issuance of common stock and options for bonuses	252,000	–

The accompanying notes are an integral part of these financial statements

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2006 and the results of its operations, changes in stockholders’ deficit, and cash flows for the three months ended September 30, 2006. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $ (943,466) and a negative net worth of $ (932,346) at September 30, 2006.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

The Company is currently attempting to negotiate with the FDA the protocol for a clinical study in the United States. If a favorable clinical study protocol were granted by the FDA, the Company anticipates it will be approximately two years after the clinical study commences before the Company’s products could be sold in the U.S. The estimated cost of the clinical study is several million dollars. The Company is hopeful a major medical equipment distributor will pay the majority of the clinical study expenses as consideration for receiving the U.S. or worldwide marketing rights to the products. If the Company is unable to obtain third party funding of the clinical study, the Company will seek equity or debt financing for the clinical study. There is no assurance that the Company will be able to adequately fund any clinical study permitted by the FDA. Until the Company receives its FDA approval, the Company will be dependent on loans from its management and improved international sales.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern.

STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company had applied APB Opinion No. 25 and related interpretations in accounting for its stock based plans as was permitted under SFAS No. 123, “Accounting for Stock Based Compensation.” Under SFAS No. 123, companies could, but were not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company had adopted the disclosure-only provisions, as permitted by SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123R, “Share -Based Payment (Revised 2004).” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company as of January 1, 2006.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION (Continued)

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

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the nine months ended September 30, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION (Continued)

Nine Months Ended
September 30, 2005

Net Income / (Loss):	$(1,433,461)
As Reported
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(233,000)

Pro forma net loss	$(1,666,461)
Loss per share:
As reported	$(0.07)
Pro forma	$(0.09)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not expect SAB No. 108 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted assets of a not-for-profit organization.  SFAS No. 158 is effective for the beginning of an entity’s fiscal year that begins after December 15, 2006. The Company does not expect SFAS No. 158 will have a material effect on its consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Staff Position (FSP) FIN No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that will become effective for fiscal years beginning after December 15, 2006. FSP FIN No. 13-2 addresses how a change in the timing of cash flows relating to income taxes generated by leveraged lease transaction affects the accounting by a lessor for that lease. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its consolidated financial statements.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options at September 30, 2006 and 2005 of 13,325,835 and 16,318,849, respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilutive (decreases the loss per share).

NOTE 3 - EQUITY

During August 2006, 72,476,936 shares of common stock were issued for the conversion of an aggregate of $297,156 of debt and interest.

During the nine months ended September 30, 2006, the Company approved the following stock option plans:

On July 20, 2006, the Board of Directors approved the 2006 Coronado Industries, Inc. Employee & Consultant Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 1,500,000 shares of common stock were reserved for issuance.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - EQUITY (Continued)

A summary of the activity of the plan is as follows:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Options	Price	(In Years)	Value

Outstanding July 20, 2006	–	$–	–	$–
Granted	1,500,000	0.024	9.8	–
Exercised	–
Cancelled/Forfeited	–
Outstanding September 30, 2006	1,500,000	$0.024	9.8
Exercisable September 30, 2006	1,500,000	$0.024	9.8	$–

On March 24, 2006, the Board of Directors approved the 2006 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 60,000,000 shares of common stock were reserved for issuance.

A summary of the activity of the plan is as follows:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Options	Price	(In Years)	Value

Outstanding March 24, 2006	–	$–	–	$–
Granted	60,000,000	0.053	9.5	–
Exercised	–
Cancelled/Forfeited	(60,000,000)	0.053	9.5
Outstanding September 30, 2006	–	$–	–
Exercisable September 30, 2006	–	$–	–	$–

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - EQUITY (Continued)

Also, on March 24, 2006, the Board of Directors approved the 2006 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 9,600,000 shares of common stock were reserved for issuance.

A summary of the activity of the plan is as follows:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Options	Price	(In Years)	Value

Outstanding March 24, 2006	–	$–	–	$–
Granted	9,600,000	0.053	9.5	–
Exercised	–
Cancelled/Forfeited	–
Outstanding September 30, 2006	9,600,000	$0.053	9.5
Exercisable September 30, 2006	9,600,000	$0.053	9.5	$–

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of ten (10) years, risk-free interest rates of four and one-half percent (4.5%) to five percent (5%), volatility of 133% to 146%, forfeitures of 85%, and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted for the quarter ended September 30, 2006 approximated $0.02. No stock-based compensation was recorded in relation to the 1,500,000 options granted as the value was deminimus. Total stock-based compensation recorded in relation to the 69,600,000 options granted was $522,000.

NOTE 4 - COMMITMENTS

During the three-month period ended June 30, 2006, the Company entered into an agreement for a New York Company to act as a consultant in the field of mergers and acquisitions for the period of one year. Shares in the amount of 450,000 were issued upon signing and 150,000 shares were to be paid monthly for nine months. No additional shares have been issued through September 30, 2006.

CORONADO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company entered into the following transactions with related parties:

•
During January 2006, the Company issued an aggregate of 20,833,334 shares of restricted common stock to three officers in conversion of accrued salaries outstanding in the aggregate amount of $187,500.

•	During January 2006, the Company issued an aggregate of 31,500,000 shares of restricted common stock to three officers, employees and consultants as a bonus for services rendered in 2005.

•	During March 2006,the Company issued an aggregate of 17,400,000 shares of restricted common stock to three officers, consultants, and employees.

•
During July 2006, the Board of Directors approved the issuance of 3,500,000 restricted common stock shares as a stock bonus for three officers for obtaining the approval to sell the corporation’s products in Canada.

•
During August 2006, the Company issued an aggregate of 72,476,936 shares of restricted common stock to three officers and three consultants in conversion of outstanding notes payable and accrued interest.

•
During August 2006, the Board of Directors resolved to issue 58,943,414 shares of restricted common stock to two officers for accrued salary outstanding in the amount of $241,668. The shares will be issued after the Company has increased its authorized common stock shares.

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

Three Months Ending September 30, 2006

Operations

Registrant continued delivery of its PNT products to its European distributors in the third quarter of 2006. Total sales were $17,868, with a cost of goods sold of $7,688. Registrant’s gross margin on its products sold was approximately 57%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2006; however, profitability from European sales is not likely in 2006. There can be no assurance that Registrant’s operations will ever be profitable.

For the quarter ending September 30, 2006, Registrant experienced a net loss of $783,703, which was comprised primarily of its general and administrative expenses incurred at the corporate level of $770,947 and net interest expense of $22,936. 92.1% of Registrant’s third quarter 2006 corporate expenses consisted of salaries and wages of $245,372 (31.8%), stock option and bonus compensation of $252,000 (32.7%), professional expenses of $91,478 (11.9%) and selling and media promotion of $120,773 (15.7%). In comparison, during third quarter 2005 88.6% of Registrant’s corporate expense of $460,177 consisted of salaries and wages of $230,674 (50.1%), professional expenses of $95,177 (20.7%) and selling and media promotion of $81,932 (17.8%). The increase in salaries and wages during the 2006 quarter resulted from salary increases for non-management personnel. The increase in promotional expenses in 2006 resulted from increased foreign marketing and foreign public relations in 2006. The decrease in professional expenses in 2006 over 2005 was insubstantial. Over 70% of the corporate expenses in 2006 were paid with Registrant’s common stock in order to preserve Registrant’s cash resources. Registrant expects its management salaries to be stable in the last quarter of 2006. Registrant may compensate its management and employees with stock options and stock bonuses in the future when significant events occur, such as FDA protocol approval, European contracts executed, increased sales, worldwide or U.S. distribution agreements executed, or medical journal publication. Registrant expects its professional and promotional expenses throughout the remainder of 2006 to be high as its European and other foreign marketing activities continue and new FDA approval efforts commence.

Liquidity and Capital Resources

Because of Registrant’s current inventory levels, Registrant requires only minimal capital to sustain its manufacturing of the patented equipment. Because of the Registrant’s cash position at year-end and general and administrative expenses totaling approximately $2,000,000 per year, the Registrant suffered from a liquidity shortage during the third quarter of 2006. During the third quarter of 2006 Registrant was required to borrow a total of $65,000 from its three Directors. Unless substantial product sales are achieved in the near future, Registrant will continue to experience a liquidity shortage. There can be no assurance that Registrant’s product will be approved for sale in the United States by the FDA or when foreign sales will commence in a substantial number. Registrant will likely be forced to borrow additional funding from its management throughout the remainder of 2006 and in 2007; however, there is no assurance Registrant will be able to obtain any financing in the future.

On a long-term basis Registrant anticipates, without assurances, that the sale of its product in the U.S. and internationally will provide sufficient liquidity to the Registrant.

From July 1, 2006 through September 30, 2006, G. Richard Smith loaned the Registrant $30,000; Gary R. Smith had loaned Registrant $20,000; and Dr. John T. LiVecchi had loaned Registrant $5,000. On August 24, 2006 G. Richard Smith was repaid $99,000 of principal and $5,389 of interest by the issuance of 25,460,822 restricted common stock shares; Gary R. Smith was repaid $87,000 of principal and $3,999 of interest by the issuance of 22,194,783 restricted common stock shares; and John LiVecchi was repaid $87,000 of principal and $6,613 of interest by the issuance of 22,832,527 restricted common stock shares. At September 30, 2006 G. Richard Smith was owed a total of $21,775; Gary R. Smith was owed a total of $2,600; and Dr. John T. LiVecchi was owed a total of $5,000. These loan accrues interest at 15% per annum.

In 2003, G. Richard Smith loaned the Company $300,000 to repay a third party long-term loan. That loan bears interest at the rate of 16% per annum, is secured by the Registrant’s assets and the interest thereon in paid monthly.

Nine Months Ending September 30, 2006

Operations

Registrant continued delivery of its PNT products to its European distributors in the first three quarters of 2006. Total sales were $65,868, with a cost of goods sold of $43,620. Registrant’s gross margin on its products sold was approximately 34%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant expects its European sales to continue throughout 2006; however, profitability from European sales is not likely in 2006. There can be no assurance that Registrant’s operations will ever be profitable.

For the nine months ending September 30, 2006, Registrant experienced a net loss of $3,352,279 which was comprised primarily of its general and administrative expenses incurred at the corporate level of $3,310,207 and net interest expense of $64,320. 94.0% of Registrant’s 2006 nine-month corporate expenses consisted of salaries and wages of $739,095 (22.3%), stock option and bonus compensation of $1,696,200 (51.2%), professional expenses of $315,939 (9.5%) and selling and media promotion of $362,676 (11.0%). In comparison, during the first nine months of 2005 82.2% of Registrant’s corporate expense of $1,432,244 consisted of salaries and wages of $655,657 (45.8%), professional expenses of $251,606 (17.6%) and selling and media promotion of $270,385 (18.9%). The increase in salaries and wages in 2006 over 2005 resulted from increased salaries for non-management personnel. The increase in professional expenses in 2006 over 2005 occurred as a result of increased FDA expenses earlier in 2006. The increase in selling and media promotion in 2006 over 2005 resulted from increased European and other foreign marketing activities in 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2006, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending for the Registrant at September 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

  All equity securities issued by Registrant during the quarter ended September 30, 2006 were previously registered or reported on Form 8-K on July 27, 2006 and September 8, 2006.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 11, 2006, the holders of a majority of Registrant’s outstanding common stock approved the increase in Registrant’s authorized common stock shares to 400,000,000 and authorized preferred stock to 50,000,000. An information statement explaining this stock recapitalization was sent to shareholders in September 2006.

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

CORONADO INDUSTRIES, INC.

Date: November 20, 2006	By:	/s/ G. Richard Smith

G. Richard Smith Chairman (Chief Executive Officer)

Date: November 20, 2006	By:	/s/ Gary R. Smith

Gary R. Smith Treasurer (Chief Accounting Officer)