Form 10KSB
period 2006-12-31
CONTINENTAL FUELS, INC.
filed 2007-04-17
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 33-33042-NY

CONTINENTAL FUELS, INC.
(Name of small business issuer in its charter)

Nevada	22-3161629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9901 IH 10 West, Suite 800, San Antonio, Texas 78230
(Address of principal executive offices)

Issuer’s telephone number:  (210) 558-2800

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year.   $90,076

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $9,964,965, assuming a price per share of $7.50 as of April 6, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 49,938,611 as of April 6, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CONTINENTAL FUELS, INC.

Form 10-KSB
For the Fiscal Year Ended December 31, 2006

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

Ophthalmic International, L.L.C. and American Glaucoma, Inc.

After a series of immaterial acquisitions and spin-offs from May 1990 to September 1996, on November 5, 1996 the Registrant entered into an Asset Purchase Agreement with Ophthalmic International, L.L.C. (“OI”), and American Glaucoma, a joint venture (“AG”), which provided for the purchase of the assets of OI and AG in exchange for 1,559,222 shares of the Registrant’s common stock (85%) to be issued to the Registrant’s three Directors at that time. An additional 85,500 shares were issued as finders fees to twelve entities and individuals. The assets of OI were a patent pending and other proprietary information concerning equipment and a process for the treatment of open angle glaucoma. The assets of AG were the concept and a business plan for forty glaucoma treatment centers in the United States.

Recapitalizations and Reorganizations

On February 21, 2006, pursuant to Nevada statutes the number of Registrant’s authorized and outstanding common stock shares were reduced in a 10-for-1 reverse stock split (the “2006 Reverse Split”).  (See “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

On March 17, 2006 and November 1, 2006, Registrant’s Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000 and 400,000,000, respectively.  (See “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

On January 26, 2007, all of Registrant’s subsidiaries and all assets of Registrant, except for the European distribution agreements, were sold to G. Richard Smith, Registrant’s Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”). (See “Item 1.  Description of Business - Subsequent Events” and “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

On January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi sold to Mr. Marco Gutierrez a majority of Registrant’s pre-2007 Reverse Split outstanding common stock for a total of $100,000 cash. (See “Item 1.  Description of Business - Subsequent Events” and “Item 9.  Directors, Executive Officers, Promoters and Control Persons,” below.)

On February 5, 2007, a 1-for-100 reverse stock split of Registrant’s outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. (See “Item 1. Description of Business - Subsequent Events” and “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

On February 6, 2007, Registrant completed the sale of 47,000,000 restricted shares of its post-2007 Reverse Split common stock to Ms. Karen Sandhu for $200,000 cash. Registrant used the proceeds from this offering to pay outstanding debts and liabilities.  (See “Item 1. Description of Business - Subsequent Events” and “Item 5. Market for Common Equity and Related Stockholder Matters,” and “Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.)

On February 25, 2007, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Registrant (the “Note”) into shares of the Registrant’s common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Registrant’s Board of Directors.

Upon the eventual full conversion of the Note to common shares, the approved conversion of the Note to common stock would result in the issuance by the Registrant of an aggregate of 300,000,000 restricted shares of its common stock. In addition, there would be a charge against earnings for the issuance of the option to convert the debt of approximately $90,000,000.  The holder of the shares of underlying common stock issued upon conversion of the Note may have been entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

On March 26, 2007, the Registrant and the Noteholder mutually agreed to rescind the terms of the conversion of the Note to common stock as described above. It was mutually agreed between the Registrant and the Noteholder that, based solely on the current market price of the Registrant’s common stock on its primary trading market, the conversion of the Note to common stock on the terms described no longer accurately reflected the value of the Note, would have an adverse effect on the financial statements of the Registrant, and therefore was not in the best interests of the Registrant. As of March 26, 2007, the Note had not been presented to the Registrant’s transfer agent for conversion to shares of common stock and no shares of common stock had been issued under the above described terms of conversion. As a result of the rescission of the conversion terms of the Note, all of the $300,000 Note shall remain outstanding as a valid and existing liability of the Registrant. The Registrant and the Noteholder have not reached any agreements as to the terms of a future conversion of the Note.  (See “Item 1. Description of Business - Subsequent Events” and “Item 5. Market for Common Equity and Related Stockholder Matters,” and “Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.)

On February 27, 2007, Registrant’s Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares. (See “Item 1. Description of Business - Subsequent Events” and “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

On March 14, 2007 Registrant announced the appointment of Tim Brink as its President and Ernesto Haberer as Vice President of Business Development. (See “Item 1. Description of Business - Subsequent Events” and “Item 9. Directors, Executive Officer, Promoters and Control Persons,” below.)

On March 19, 2006 Registrant announced an agreement to acquire petroleum trading and storage companies from Universal Property Development and Acquisition Corporation (“UPDAC”) for $2.5 Million in cash and shares of Registrant’s convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will be convertible into 500,000,000 shares of common stock and will also have voting rights which will equal approximately 70% of Registrant’s total votes at any shareholders meeting. Therefore, upon the closing of this transaction UPDAC will have control of the Registrant. (See “Item. Description of Business - Subsequent Events,” “Item 5. Market for Common Equity and Related Stockholder Matters” and “Item 9. Directors, Executive Officer, Promoters and Control Persons,” below.)

Business of Issuer

Overview

Through January 26, 2007, the Registrant was a holding company and all business operations were conducted through its three wholly-owned subsidiaries. During 2006, the Registrant, through its Ophthalmic International, Inc. subsidiary, manufactured and marketed a fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma. American Glaucoma, Inc. (“AGI”), another Registrant subsidiary, operated a glaucoma treatment center in Scottsdale, Arizona from September 1997 to March 1999. OI, an Arizona limited liability company, held the Registrant’s patent.  Since February 2007, the Company has been pursuing an acquisition strategy in the oil and gas segment.

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

Dr. John LiVecchi, a former Registrant Director, and Dr. Leo Bores, a consultant, have been asked to address different medical conventions of ophthalmologists concerning the results of the studies of Registrant’s procedure and equipment. A report on Registrant’s clinical studies was accepted for publication by Annals of Ophthalmology in June 2004. The European Journal of Ophthalmology accepted a report for publication in January 2005.  These publications for the ultimate end-users of Registrant’s products serve to educate the industry about the Registrant’s products and their efficacy. They also aid in building credibility with potential product distributors.

Registrant executed a distribution agreement dated September 9, 2003, with EuPharmed s.r.l. of Rome, Italy (“EuP”) which grants the exclusive distribution rights for Registrant’s PNT products for the country of Italy to EuP for a period of five years (the “Italian Contract”). EuP may extend the agreement for an additional two years by agreeing to additional minimum purchases. EuP will conduct a one year randomized clinical trial of PNT involving 80 patients and four different clinics in Italy. EuP will bear all costs of this trial, except for the PNT equipment and rings which Registrant will provide free of charge. The clinical trial was to commence in September 2003, but was postponed until the Fall of 2004. The patient enrollment for this study has taken longer than originally estimated.  This agreement provides for monthly minimum purchase quantities commencing in March 2004. That date was postponed until after the Type 2a product classification was received by Registrant. Registrant received its Type 2a product classification in July 2004.

Registrant executed another agreement dated September 29, 2003, with EuP which grants to EuP the exclusive distribution rights to EuP for the countries of Algeria, Libya, Morocco and Tunisia on the same terms as the Italian Contract, except for the monthly minimum purchase quantities for these North African countries.

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

On April 21, 2006 Registrant entered into an agreement with Laboratoires DOLIAGE SAS (“LDS”) which appointed LDS as Registrant’s exclusive partner in France to market and distribute the PNT equipment and rings under an arrangement whereby costs paid for the products and certain LDS marketing and administrative expenses are charged against sales proceeds, with Registrant and LDS sharing equally in the net proceeds. LDS will arrange clinical trials in France at 2 to 4 clinics on approximately 100 patients. The cost of these clinical trials will be shared equally by the parties, but Registrant’s financial liability for the clinical trials is limited to its share of the net product revenues under the agreement. Registrant’s agreement with LDS has an initial term of 8 years, provided an annual budget for each subsequent year is agreed upon by the parties by December 31. Registrant and LDS did not agree to an annual budget for 2007 by December 31, 2006. Therefore, either party may now terminate this agreement.

During the 2006 fiscal year, Registrant sold and delivered 44 PNT units and 3,500 patented rings to its European distributors.

The Registrant’s vacuum equipment is composed of special order parts, such as the molded case, display board, circuit boards, and motors, all for which Registrant has established manufacturing relationships with manufacturers. Registrant’s subsidiary, Ophthalmic International, Inc., assembled the vacuum fixation device at its offices in Fountain Hills, Arizona. The Registrant purchased the patented rings on a purchase-order basis from a medical device manufacturer, which manufactured the rings from the specially designed mold owned by the Registrant.

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

In February 1999, the FDA requested more information be submitted on patients treated to date with the PNT product. In September 1999, the FDA demanded Registrant submit a new clinical protocol for additional patient studies. Throughout 2006, Registrant continued negotiation with the FDA concerning various features of the protocol and the study, such as the length of the study and the number of patients, in hopes of expediting FDA approval.

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

Patent

On February 11, 1997, the U.S. Patents and Trademarks Office issued a seventeen-year patent to Ophthalmic International, L.L.C., Patent Number 5,601,548, for the process, equipment and the procedure. The Registrant believes, without assurance, that this patent provided the Registrant with a substantial competitive advantage over current glaucoma treatment competitors. The Registrant is not aware of any other patent being granted for glaucoma treatment.

The Registrant followed a policy of aggressively pursuing claims of infringement on its patent and the Registrant did not believe its patent, or product or services infringed on the rights of any other person.

Competition

The medical device and service industries are highly competitive. The Registrant’s patented device and treatment process were in competition with established and future glaucoma treatment procedures and products. Since Medicare does not currently reimburse patients for the cost of these prescription medications but has paid for the PNT procedure, the Registrant believes a substantial number of the glaucoma patients in the U.S. would benefit economically from the PNT procedure to the extent their prescription medication could be reduced.

Employees

In addition to its two officers, Dr. LiVecchi, its Medical Director and John Sharkey, its Director of Business Development, during 2006 the Registrant engaged three persons as full-time consultants, an administrative employee at the corporate headquarters, and a European marketing consultant in Italy.  Dr. LiVecchi resigned as Medical Director in December 2006.

Subsequent Events

On January 26, 2007, Registrant and G. Richard Smith, an individual residing in Arizona, entered into an Asset Sales Agreement (the “ASA”) dated as of January 24, 2007, pursuant to which the Registrant agreed to sell and Mr. Smith agreed to purchase substantially all of the Registrant’s assets, except for the European distribution agreements (collectively the “Assets”). The purchase price for the Assets pursuant to the ASA was $300,000 in cash (the “Purchase Price”). The Purchase Price was paid upon the closing of the transaction. Upon receipt of the Purchase Price, the Registrant, pursuant to the terms of the ASA, used the Purchase Price to pay certain of the Registrant’s outstanding debts and accounts payable. Under the terms of the ASA, Mr. Smith assumed certain of the existing debts and liabilities of the Registrant and its subsidiaries that existed on the date of execution of the ASA, which remained unpaid after the Purchase Price and an additional $200,000 had been paid out by the Registrant on such outstanding debts and liabilities. Prior to January 26, 2007, Mr. Smith was Chairman of the Registrant’s board of directors and was the Registrant’s corporate secretary.

On January 19, 2007, Registrant’s Board of Directors and the holders of a majority of Registrant’s outstanding common stock approved a 1-for-100 reverse stock split of the Registrant’s outstanding common stock (the “2007 Reverse Split”). The 2007 Reverse Split became effective on February 5, 2007, and was applicable to all the common stock of the Registrant outstanding on that date.

On February 6, 2007, the Registrant completed the sale of 47,000,000 restricted shares of its post-2007 Reverse Split common stock to Ms. Karen Sandhu in a private transaction with gross proceeds to the Registrant from the sale equaling $200,000 (the “Offering”). The Registrant used the net proceeds from the Offering to pay outstanding debts and liabilities of the Registrant.

Pursuant to the terms of a Stock Purchase Agreement dated as of January 26, 2007, by and between Mr. Marco Gutierrez, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi (the “SPA”), Mr. Gutierrez purchased a total of 160,994,722 shares (the “Shares”) of pre-2007 Reverse Split common stock of the Registrant from Messrs. Smith, Smith and LiVecchi (the “Sellers”) for an aggregate purchase price of $100,000. The transactions memorialized in the SPA closed on February 2, 2007. In connection with the closing of the SPA, the Sellers agreed to return all of the stock options held by them to the Registrant for cancellation.

On January 26, 2007, the Board of Directors of the Registrant appointed Mr. Peter Gelb to serve as a director of the Registrant to fill a vacancy on the Board of Directors that was created by the prior resignation of Dr. John T. LiVecchi.

On January 26, 2007, Mr. G. Richard Smith, Gary R. Smith and Mr. Mark R. Smith resigned from the Board of Directors of the Registrant and from all executive officer positions held by them with the Registrant.

On January 26, 2007, the Board of Directors of the Registrant appointed Mr. Marco Gutierrez to serve as a director of the Registrant to fill a vacancy on the Board of Directors.

On February 25, 2007, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Registrant (the “Note”) into shares of the Registrant’s common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Registrant’s Board of Directors.

Upon the eventual full conversion of the Note to common shares, the approved conversion of the Note to common stock would result in the issuance by the Registrant of an aggregate of 300,000,000 restricted shares of its common stock. In addition, there would be a charge against earnings for the issuance of the option to convert the debt of approximately $90,000,000.  The holder of the shares of underlying common stock issued upon conversion of the Note may have been entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

On March 26, 2007, the Registrant and the Noteholder mutually agreed to rescind the terms of the conversion of the Note to common stock as described above. It was mutually agreed between the Registrant and the Noteholder that, based solely on the current market price of the Registrant’s common stock on its primary trading market, the conversion of the Note to common stock on the terms described no longer accurately reflected the value of the Note, would have an adverse effect on the financial statements of the Registrant, and therefore was not in the best interests of the Registrant. As of March 26, 2007, the Note had not been presented to the Registrant’s transfer agent for conversion to shares of common stock and no shares of common stock had been issued under the above described terms of conversion. As a result of the rescission of the conversion terms of the Note, all of the $300,000 Note shall remain outstanding as a valid and existing liability of the Registrant. The Registrant and the Noteholder have not reached any agreements as to the terms of a future conversion of the Note.

On February 27, 2007, Registrant’s Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares.

On March 14, 2007 Registrant announced the appointment of Timothy Brink as its President and Ernesto Haberer as Vice President of Business Development. (See “Item 9. Directors, Executive Officer, Promoters and Control Persons,” below.)

On March 19, 2006 Registrant announced an agreement to acquire petroleum trading and storage companies from Universal Property Development and Acquisition Corporation (“UPDAC”) for $2.5 Million in cash and shares of Registrant’s convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will be convertible into 500,000,000 common stock shares and will also have voting rights which will equal approximately 70% of Registrant’s total votes at any shareholders meeting. Therefore, upon the closing of this transaction UPDAC will have control of the Registrant.

Item 2.	Description of Property.

 Registrant entered into a five-year lease for approximately 3,500 square feet of space at a monthly rent of $4,520 commencing on December 1, 2004. During 2006, the Registrant’s address was 16857 E. Saguaro Boulevard, Fountain Hills, Arizona 85268.

 In January 2007, as part of the sale of the Registrant’s assets, this lease was assigned to G. Richard Smith.

 In April 2007, the Registrant entered into a one year lease for approximately 430 square feet of space at a monthly rent of $1,988.  The Registrant’s address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.

Item 3.	Legal Proceedings.

No legal proceedings are currently pending against or by the Registrant.

Item 4.	Submission of Matters to a Vote of Security Holders.

On February 21, 2006, pursuant to Nevada statutes the number of Registrant’s authorized and outstanding common stock shares was reduced in a 10-for-1 reverse stock split (the “2006 Reverse Split”).   The 2006 Reverse Split was approved by the consent of the holders of a majority of Registrant’s outstanding common stock at the time.

On March 17, 2006 and November 1, 2006, Registrant’s Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000 and 400,000,000, respectively. These amendments to the Articles of Incorporation were approved by the consent of the holders of a majority of Registrant’s outstanding common stock at the time.

On January 26, 2007, all of Registrant’s subsidiaries and all assets of Registrant, except for the European distribution agreements, were sold to G. Richard Smith, Registrant’s Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”).   The Sale of Assets was approved by the consent of the holders of a majority of Registrant’s outstanding common stock at the time.

On February 5, 2007, a 1-for-100 reverse stock split of Registrant’s outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. The 2007 Reverse Split was approved by the consent of the holders of a majority of Registrant’s outstanding common stock at the time.

On February 27, 2007, Registrant’s Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares. This amendment to the Articles of Incorporation was approved by the consent of the holders of a majority of Registrant’s outstanding common stock at the time.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

During 2006, the principal U.S. market in which the Registrant’s common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market under the symbols “CDIK.” From February 5, 2000 to March 23, 2007, Registrant’s common stock was traded under the symbol “CNDI” and on March 23, 2007, commenced trading under the symbol “CFUL.” Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high trading prices in 2005 and 2006, by fiscal quarter, as adjusted for the 10-for-1 reverse stock split on February 21, 2006, the 1-for-100 reverse stock split on February 5, 2007, and through March 1, 2007.

After the reverse split on February 5, 2007, Registrant’s shares traded under the symbol “CNDI.”

	Low	High

January 1, 2005 - March 31, 2005	$50.00	$92.00
April 1, 2005 - June 30, 2005	$31.00	$64.00
July 1, 2005 - September 30, 2005	$20.00	$30.00
October 1, 2005 - December 31, 2005	$10.00	$21.00

January 1, 2006 - March 31, 2006	$5.50	$14.00
April 1, 2006 - June 30, 2006	$2.70	$5.50
July 1, 2006 - September 30, 2006	$0.50	$2.70
October 1, 2006 - December 31, 2006	$0.20	$0.80

January 1, 2007 - March 1, 2007	$0.30	$2.70

Registrant’s common stock is also traded on the Frankfurt and Hamburg, Germany exchanges.

Recent Sales of Restricted Securities

All securities sold by Registrant were registered on Form S-8 or were reported previously in a quarterly filing by Registrant.

On February 6, 2007, Registrant completed the sale of 47,000,000 restricted shares of its post-Reverse Stock Split Common Stock to Ms. Karen Sandhu in a private transaction with gross proceeds to the Registrant from the sale equaling $200,000 (the “Offering”). Ms. Sandhu is an accredited investor (as defined in Rule 501 of Regulation D). The purchase price of the Offering shares was paid in cash. The shares of Common Stock issued in the Offering are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder and Registrant affixed appropriate legends to the stock certificates issued in the Offering. The shares issued in the Offering are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the Offering, and prior to making any offer or sale, the Registrant had reasonable grounds to believe and believed that Ms. Sandhu was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

Stockholders

The Registrant has approximately 346 stockholders of record, including nominee firms for securities dealers.

Dividends

The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

Common Stock

From January 1, 2006 to February 21, 2006, the authorized capital stock of the Registrant consisted of 400,000,000 shares of common stock, par value $0.001 per share.

On February 21, 2006, a 10-for-1 reverse stock split  of Registrant’s outstanding common stock (the “2006 Reverse Split”) became effective.

On March 17, 2006 and November 1, 2006, Registrant’s Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000 and 400,000,000, respectively.

On February 5, 2007, a 1-for-100 reverse stock split of Registrant’s outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split.

On February 25, 2007, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Registrant (the “Note”) into shares of the Registrant’s common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Registrant’s Board of Directors.

Upon the eventual full conversion of the Note to common shares, the approved conversion of the Note to common stock would result in the issuance by the Registrant of an aggregate of 300,000,000 restricted shares of its common stock. In addition, there would be a charge against earnings for the issuance of the option to convert the debt of approximately $90,000,000.  The holder of the shares of underlying common stock issued upon conversion of the Note may have been entitled to request the removal of any restrictive legends that would be attached to the common shares so issued in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended.

On March 26, 2007, the Registrant and the Noteholder mutually agreed to rescind the terms of the conversion of the Note to common stock as described above. It was mutually agreed between the Registrant and the Noteholder that, based solely on the current market price of the Registrant’s common stock on its primary trading market, the conversion of the Note to common stock on the terms described no longer accurately reflected the value of the Note, would have an adverse effect on the financial statements of the Registrant, and therefore was not in the best interests of the Registrant. As of March 26, 2007, the Note had not been presented to the Registrant’s transfer agent for conversion to shares of common stock and no shares of common stock had been issued under the above described terms of conversion. As a result of the rescission of the conversion terms of the Note, all of the $300,000 Note shall remain outstanding as a valid and existing liability of the Registrant. The Registrant and the Noteholder have not reached any agreements as to the terms of a future conversion of the Note.

On February 27, 2007, Registrant’s Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares.

As of April 6, 2007, there were 49,938,611 shares of common stock issued and outstanding.

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

The transfer agent for the Registrant’s common stock is Integrity Stock Transfer, 2920 N. Green Valley Parkway, Building 5 - Suite 527, Henderson, Nevada 89014.

Preferred Stock

The Registrant is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share, of which no shares were issued and outstanding at the date of this report. The Preferred Stock shares shall have the rights, limitations and obligations which the Board of Directors shall determine at the time the Preferred Stock is issued.

On March 19, 2006 Registrant announced an agreement to acquire petroleum trading and storage companies from Universal Property Development and Acquisition Corporation (“UPDAC”) for $2.5 Million in cash and shares of Registrant’s convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will be convertible into 500,000,000 shares of common stock and will also have voting rights which will equal approximately 70% of Registrant’s total votes at any shareholders meeting. Therefore, upon the closing of this transaction UPDAC will have control of the Registrant.

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

Year Ended December 31, 2006

Operations.

Registrant continued delivery of its PNT products to its European distributors in 2006. Total sales were $90,076, with a cost of goods sold of $58,614. Registrant’s gross margin on its products sold was approximately 34.9%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant sold its operations to its former Chairman in January 2007.

For the year ended December 31, 2006 Registrant experienced a loss from operations of $3,964,367, which was comprised primarily of its gross profit from European sales of $31,462, its general and administrative expenses incurred at the corporate level of $3,911,861, and interest expense of $83,968. 93.6% of Registrant’s 2006 corporate expenses consisted of salaries and consulting wages of $1,012,660 (25.9%), officer and Director stock bonus and option compensation of $1,398,350 (35.7%), consultant stock bonus and option compensation of $201,370 (5.1%), employee stock bonus and option compensation of $84,720 (2.2%), professional expenses of $448,871 (11.6%) and public relations expenses of $513,611 (13.1%). In comparison, during 2005 86.1% of Registrant’s corporate expense of $2,230,801 consisted of salaries and wages of $941,118 (42.2%), officer and Director stock bonus and option compensation of $189,000 (8.5%), consultant stock bonus and option compensation of $76,500 (3.4%), employee stock bonus and option compensation of $18,000 (0.8%), professional expenses of $341,412 (15.3%) and public relations expense of $354,979 (15.9%). The increase in salaries and consulting wages in 2006 from 2005 resulted primarily from the increased salaries of Registrant’s officers and Directors. The stock bonus and option compensation was awarded for the execution of the distribution agreement in France and Canada. The increase in professional expenses in 2006 from 2005 occurred as a result of increased accounting expenses in 2006. The increase in public relation expenses in 2006 from 2005 resulted from more public relation firm contracts in 2006. Approximately 98.2% of the corporate expenses in 2006 were paid with Registrant’s common stock in order to preserve Registrant’s cash resources.  Registrant’s expenses will be entirely different after the January 2007 sale of Registrant’s assets to its former Chairman.

Liquidity and Capital Resources.

Because of the Registrant’s cash position at 2005 year-end and general and administrative expenses totaling approximately $3,900,000 per year, the Registrant suffered from a liquidity shortage during 2006. From January 1, 2006 to December 31, 2006 Registrant borrowed a total of $323,200 from its three Directors. After Registrant’s transactions on January 26, 2007, all loans to Registrant’s former Directors were repaid except $15,775 owed to G. Richard Smith, $12,600 owed to Gary R. Smith, and $5,000 owed to Dr. LiVecchi, all of which are the liability of Registrant’s former Chairman.

Continental Fuels, Inc., as Registrant will be establishing its own sources of capital and liquidity during 2007.

Item 7.	Financial Statements.

See Financial Statements starting on page F-1 for this information.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Registrant has not changed accountants or had any disagreements with its accountants during the audits of the last two fiscal years.

Item 8A.	Controls and Procedures.

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for us. Our management uses a framework for establishing these internal controls. This framework includes review of accounting detailed records on at least a quarterly basis by multiple senior officers of Continental Fuels, Inc. (formerly Coronado Industries, Inc.), at least one of whom operates outside of the corporate finance and accounting area, and one of whom operates within the area of corporate finance and accounting. This review process includes review of significant accounting records and source documents, such as general journal entry records, accounts payable records, and monthly bank statement reconciliations. Documentary records are kept of this review process.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2006, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our external auditors, Semple, Marchal & Cooper, LLP, have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

On January 26, 2007, the Board of Directors of the Registrant appointed Mr. Peter Gelb to serve as a director of the Registrant to fill a vacancy on the Board of Directors that was created by the prior resignation of Dr. John T. LiVecchi.

On January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. Mark R. Smith resigned from the Board of Directors of the Registrant and from all executive officer positions held by them with the Registrant.

On January 26, 2007, the Board of Directors of the Registrant appointed Mr. Marco Gutierrez to serve as a director of the Registrant to fill a vacancy on the Board of Directors.

On January 26, 2007, Mr. Marco Gutierrez was appointed to serve as the Secretary of the Registrant.

On February 26, 2007, Mr. Peter Gelb submitted to the Registrant his resignation from all his executive officer positions with the Registrant, including his position as Chief Executive Officer of the Registrant. Mr. Gelb’s resignation as Chief Executive Officer became effective on March 1, 2007. Mr. Gelb continues as a director of the Registrant and remains the Chairman of the Registrant’s Board of Directors.

On February 26, 2007, the board of directors of the Registrant approved the appointment of Mr. Timothy Brink as Chief Executive Officer, President and Chief Financial Officer of the Registrant, which appointment became effective on March 1, 2007.

In March 2007, Registrant’s Board of Directors approved the appointment of Ernesto Haberer as Vice President of Business Development.

The Board of Directors of the Registrant currently consists of two members, Mr. Peter Gelb and Mr. Marco Gutierrez. The full Board of Directors of the Registrant consists of five seats. Currently, three seats of the Registrant’s Board of Directors are vacant.

The directors and executive officers of the Registrant as of March 1, 2007 were as follows:

Name and Address	Position

Timothy Brink 9901 IH 10 West, Suite 800 San Antonio, Texas 78230	Chief Executive Officer, President and Chief Financial Officer
Ernesto Haberer 9901 IH 10 West, Suite 800 San Antonio, Texas 78230	Vice President of Business Development
Peter Gelb 9901 IH 10 West, Suite 800 San Antonio, Texas 78230	Director; Chairman
Marco Gutierrez 700 North Courtnay Pkwy., #409 Merritt Island, Florida 32953	Director; Secretary

Timothy Brink, age 43, has 17 years experience in petroleum retail operations. Mr. Brink has worked as an operational manager for several large companies including Southland Corp., Circle K, and Amerada Hess, Inc. Mr. Brink has also been employed as an Operations Manager by Garb-Ko, a 7-11 franchise chain in Michigan, Indiana, and Ohio. Mr. Brink specializes in developing marketing strategies to promote sales and overall profitability to meet long-term financial goals. While employed at Amerada Hess Mr. Brink was promoted into franchise operations (also called the Branded Retailer program). The Branded Retailer program helped Amerada Hess establish their desired market share. In 2001, Mr. Brink started his own chain of petroleum retail outlets in Florida. Mr. Brink sold his interest in the company in January of 2005. Since 2005, Mr. Brink has been actively involved in oil trading and consulting.  Mr. Brink was employed by Universal Property Development and Acquisition Corporation from July 2006 to February 2007.

Prior to 1990, Mr. Brink served 6 years in the United States Air Force. He was an electrical avionics communications and navigation specialist. While serving as a Non-Commission Officer in the United States Air Force, Mr. Brink was a full time student. He attended the Community College of the Air Force, Florida State University, and Troy State University. Mr. Brink received a degree in Avionics System Technology, Electrical Engineering Technology, and a Masters in Business Management.

Ernesto Haberer, age 66, has over 35 years experience in the Oil Refining, Production, Petrochemical and Chemical fields, as well as in international sourcing and trading of petroleum products and equipment to Continental Fuels. He has occupied senior management and executive positions with major US and multinational firms in the United States, as well as in Switzerland, France, Argentina, Mexico, and Brazil. Mr. Haberer is the owner and President of IRC Group, Inc., an international trading and consulting business, with offices in the United States, United Kingdom, Switzerland, Mexico, Brazil, Malaysia and Indonesia. He is a member of American Chemical Society, NPRA (National Petroleum Refiners Association), Grupo Hulero Mexicano, ANIQ (Asociacion Nacional de la Industria Quuimica, Mexico), and the Brazilian Chemical Association, Camara Argentina de la Industria Quimica. Additionally, Mr. Haberer is a Founding Member and delegate to the Asia Pacific Economic Council (APEC) and has signed bilateral cooperation agreements with the Chamber of Industry and Commerce of Malaysia, Indonesia, and Singapore. Mr. Haberer is a graduate from the University of Montevideo (Uruguay), the University of Paris (France), and the INSEAD (France); he holds a BS and a PhD in Chemical and Nuclear Engineering, and an MBA. He is also a Member of the International Who’s Who of Businessmen.

Peter Gelb, age 61, has extensive experience in the financial services industry. During the past ten years, Mr. Gelb has worked in the capital markets, debt financing, equity financing, and private investment areas of that industry. From 2006 to the present, Mr. Gelb has been a Managing Director of Copper Beech Equity Partners LLC, a boutique investment banking firm located in New York City. From 2004 to 2006, Mr. Gelb was a Managing Director of First Wall Street Capital. From 2001 to 2004, Mr. Gelb was a Senior Vice-President at Deutsche Financial Services and from 1996 to 2001, Mr. Gelb was a Senior Vice-President at US Capital Markets. A former CPA, Mr. Gelb received his BS degree from the Wharton Business School and an MBA from Columbia University. Mr. Gelb is not a member of any other boards of directors.

Marco Gutierrez, age 34, has experience in the retail merchandising and licensing field.  From February 2004 until February 2007, he was Assistant Director of Merchandise Buying for Ron Jon Surf Shop, which has stores in several locations in the United States, as well as Canada and Mexico.  Prior to entering the retail industry, Mr. Gutierrez was a Physical Therapist for Brevard HealthWorx from June of 2002 until October of 2003.

During 2006, Registrant’s Board of Directors served as its Audit Committee because Registrant was too small to have an Audit Committee at that time. During 2006, Registrant did not have an audit committee financial expert because no one on the Board of Directors was so qualified.  It is not known at this time whether Continental Fuels, Inc., as Registrant, will have an audit committee or an audit committee financial expert.

During 2006, Registrant had not adopted a code of ethics for any of its officers, because Registrant had been advised by counsel that any such code of ethics may be materially different than existing state and federal law, and, if so, may subject Registrant’s officers to personal liability in addition to and different from liability under current state and federal law.  It is not known at this time whether Continental Fuels, Inc., as Registrant, will adopt a code of ethics for its officers.

Item 10.	Executive Compensation.

The following table sets forth the salaries of the Registrant’s two officers for the fiscal year ending December 31, 2006.

		Annual Compensation					Long-Term Compensation
						Other	Restricted	Securities
						Annual	Stock	Underlying		LTIP	All other
Name and Principal		Salary		Bonus		Compensation	Award(s)	Options/		Payouts	Compensation
Position	Year	($)		($)		($)	($)	SARs (#)		($)	($)

G. Richard Smith	2006	$187,500	(1)	$332,500	(2)	$–	$–	200,000	(3)	$–	$–
Chairman	2005	150,000	(4)	69,000	(5)	–	–	–		$–	$–
	2004	150,000	(6)	–		–	–	965,200	(7)	–	–

Gary R. Smith	2006	187,500	(1)	332,500	(2)	–	–	200,000	(3)	–	–
President	2005	150,000	(4)	69,000	(5)	–	–	–		–	–
	2004	150,000	(6)	–		–	–	965,200	(7)	–	–
_______________
(1)	$120,834 of this salary was paid in 294,717 shares of restricted common stock in August 2006. The remaining $66,668 of salary was waived and forfeited in November 2006.
(2)
$238,500 of this amount was paid in 45,000 shares of restricted common stock in March 2006, $84,000 of this amount was paid in 35,000 shares of restricted stock in August 2006, and $10,000 of this amount was paid in 50,000 shares of restricted common stock in December 2006.

(3)	Stock options for 200,000 shares of restricted common stock with an exercise price of $5.30 were granted in March 2006, but were forfeited and waived in August 2006.
(4)	The salary to G. Richard Smith was paid in 1,471,665 restricted common stock shares and the salary to Gary R. Smith was paid in 1,666,667 restricted common stock shares.
(5)	This bonus was paid in 760,000 restricted common stock shares.
(6)	$150,000 of annual salary was accrued for each of G. Richard Smith and Gary R. Smith during 2004. All of their accrued salary in 2004 was forgiven in January 2005.
(7)
5,000 of these options were granted in June 2004 and 4,652 were granted in January 2005. 5,000 of these options have a ten-year term, were immediately exercisable and have an exercise price of $68.00 per share. 3,000 of these options have a ten-year term, were immediately exercisable and have an exercise price of $55.00 per share. 1,652 of these options have a five-year term, were exercisable as of January 2006 and have an exercise price of $60.50 per share.  All of these options were waived and forfeited on January 26, 2007.

The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the 2006 fiscal year to the Company’s chief executive officer and each other executive officer.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

G. Richard Smith	200,000 (1)	0%	$5.30	(1)

Gary R. Smith	200,000 (1)	0%	$5.30	(1)
_______________
(1)	These options were forfeited and waived in August 2006.

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2006 for the Company’s chief executive officer and each other officer.

			Number of Securities Underlying Unexercised Options/SARS At FY-End(#)	Value of Unexercised In-the-Money Options/SARS At FY-End($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

G. Richard Smith	0	$0	12,254 / 0 (1)	$0 / $0 (2)
Gary R. Smith	0	$0	6,805 / 0 (1)	$0 / $0 (2)
_______________
(1)	All other options previously granted to this individual have been exercised or waived as of December 31, 2005, and these options were waived on January 26, 2007.
(2)	Based on a December 29, 2006 trading price of $0.20 per share.

The Registrant currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 6, 2007, there were 49,938,611 outstanding shares. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant’s total outstanding common stock shares owned by: (i) each of the Registrant’s Officers and Directors; (ii) the Registrant’s Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant’s total outstanding common stock shares.

Name and Address of Beneficial Owner (1)	Company Position	Number of Shares Owned	Percent of Class

Timothy Brink (2)	Chief Executive Officer	0	0%
Ernesto Haberer (2)	Vice President of Business Development	0	0%
Peter Gelb (2)	Director	0	0%
Marco Gutierrez (3)	Director	1,609,948	3.2%
Karen Sandhu (4)		47,000,000	94.1%
UPDAC(5)		0	0%
G. Richard Smith (6)		0	0%
Gary R. Smith (9)		0	0%
John T. LiVecchi (8)		0	0%
Officers and Directors as a Group (4 persons) (9)		1,609,948	3.2%
_______________
(1)
As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2)	Mr. Brink’s, Mr. Haberer’s and Mr. Gelb’s address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.
(3)
Mr. Gutierrez’ address is 700 North Courtnay Pkwy., #409, Merritt Island, Florida 32953.  If the transaction with UPDAC is completed, Mr. Gutierrez’ shares will represent approximately 1.0% of Registrant’s voting shares.  (See Note 5, below.)

(4)
Ms. Sandhu’s address is 43111 University Place, Miami, Florida 33146.  If the transaction with UPDAC is completed, Ms. Sandhu’s shares will represent approximately 28.2% of Registrant’s voting shares.  (See Note 5, below.)

(5)
On March 19, 2007, Registrant announced an agreement to acquire petroleum trading and storage companies from UPDAC for $2.5 Million in cash and shares of Registrant’s convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will also have voting rights which will equal approximately 70% of Registrant’s total votes at any shareholders meeting.  As chief executive officer of UPDAC, Kamal Abdallah will be responsible for voting UPDAC’s Preferred Stock at any Registrant shareholder meeting.  UPDAC’s address is 14255 Hwy 1, Suite 209, Juno Beach, Florida 33408.

(6)	G. Richard Smith was a former officer and director of the Registrant who resigned from his positions with the Registrant on January 26, 2007.
(7)	Gary R. Smith was a former officer and director of the Registrant who resigned from his positions with the Registrant on January 26, 2007.
(8)	John LiVecchi was a former officer and director of the Registrant who resigned from his positions with the Registrant in December 2006.
(9)	If the transaction with UPDAC is completed, the shares of Registrant’s officers and Directors will represent approximately 1.0% of the Registrant’s voting shares. (See Note 5, above.)

The following table sets forth certain information concerning outstanding equity compensation plans approved by Registrant’s shareholders and not approved by Registrant’s shareholders at December 31, 2006.

Plan Category	Number of Shares to be Issued for Options	Weighted Average Exercise Price	Number of Shares to be Issued Other Than Options

Approved By Shareholders	21,059 (1)	$11.00	0

Not Approved By Shareholders	0	$0	0
_______________
(1)	All of these options were waived and forfeited on January 26, 2007.

Item 12.	Certain Relationships and Related Transactions.

From September 30, 2004 through January 31, 2005, G. Richard Smith had loaned the Registrant $45,000; Gary R. Smith had loaned Registrant $45,000; and Dr. John T. LiVecchi had loaned Registrant $40,000. These loans accrued interest at 15% per annum. $40,000 of each of these loans plus interest were repaid on February 1, 2005 with G. Richard Smith exercising stock options for 3,722 shares, Gary R. Smith exercising stock options for 3,715 shares and the issuance of 1,153 shares to Dr. John T. LiVecchi.

From February 28, 2005 through December 31, 2005, G. Richard Smith loaned Registrant a total of $110,000 (which accrued a total of $1,808.22 in interest) for which he was issued a total of 10,573 restricted common stock shares during the year, a portion of which were exercised stock options. From February 28, 2005 through December 31, 2005, Gary R. Smith loaned Registrant a total of $120,000 (which accrued a total of $1,610.95 in interest) for which he was issued a total of 11,685 restricted common stock shares during the year, a portion of which were exercised stock options. From February 28, 2005 through December 31, 2005, John T. LiVecchi loaned Registrant a total of $130,000 (which accrued a total of $2,151.37 in interest) for which he was issued a total of 2,940 restricted common stock shares during the year for $130,000 of debt plus all accrued interest.

During 2005, G. Richard Smith exercised options for 9,747 shares of restricted common stock in conversion of $107,211 of debt and accrued interest. During 2005, Gary R. Smith exercised options for 10,196 shares of restricted common stock in conversion of $112,147 of debt and accrued interest. In December 2005, G. Richard Smith and Gary R. Smith each waived and returned to Registrant 39,338 options to purchase shares. In December 2005, John T. LiVecchi waived and returned to Registrant 28,938 options to purchase shares.

From January 1, 2006 through March 31, 2006, G. Richard Smith loaned the Registrant $69,000; Gary R. Smith had loaned Registrant $35,000; and Dr. John T. LiVecchi had loaned Registrant $37,000. These loans accrued interest at 15% per annum.

From April 1, 2006 through June 30, 2006, G. Richard Smith loaned the Registrant $28,375; Gary R. Smith had loaned Registrant $32,000; and Dr. John T. LiVecchi had loaned Registrant $40,000. At June 30, 2006, G. Richard Smith was owed a total of $97,375; Gary R. Smith was owed a total of $67,000; and Dr. John T. LiVecchi was owed a total of $87,000. These loans accrued interest at 15% per annum.

From July 1, 2006 through September 30, 2006, G. Richard Smith loaned the Registrant $30,000; Gary R. Smith had loaned Registrant $20,000; and Dr. John T. LiVecchi had loaned Registrant $5,000. On August 24, 2006, G. Richard Smith was repaid $99,000 of principal and $5,389 of interest by the issuance of 254,609 restricted common stock shares; Gary R. Smith was repaid $87,000 of principal and $3,999 of interest by the issuance of 221,948 restricted common stock shares; and John LiVecchi was repaid $87,000 of principal and $6,613 of interest by the issuance of 228,326 restricted common stock shares.

G. Richard Smith and Gary R. Smith each loaned the Company $10,000 from October 1, 2006 through December 31, 2006.  Dr. LiVecchi made no loans to the Company in the fourth quarter of 2006. At December 31, 2006, G. Richard Smith was owed $15,775, Gary R. Smith was owed $12,600 and Dr. LiVecchi was owed $5,000.

In 2003, G. Richard Smith loaned the Company $300,000 to repay a third party long-term loan. That loan bears interest at the rate of 16% per annum, is secured by the Registrant’s assets and the interest thereon is paid monthly.  This note is still outstanding on April 6, 2007, but the assets previously securing the repayment of the note were sold to G. Richard Smith on January 26, 2007.

In March 2006, G. Richard Smith, Gary R. Smith and John T. LiVecchi each were issued a stock bonus of 45,000 restricted shares valued at $238,500 and were granted a stock option to purchase up to 200,000 restricted common stock shares at a per share exercise price of $5.30 with an expiration date of March 23, 2016.  In August 2006, G. Richard Smith, Gary R. Smith and John T. LiVecchi waived and forfeited their rights to the 200,000 stock options granted in March 2006.  On January 26, 2007, they waived and forfeited their rights to all other outstanding options.

On January 26, 2007, Registrant and G. Richard Smith, Chairman and a Director of Registrant, entered into an Asset Sales Agreement (the “ASA”) dated as of January 24, 2007, pursuant to which the Registrant agreed to sell and Mr. Smith agreed to purchase substantially all of the Registrant’s assets, except for the European distribution agreements (collectively the “Assets”). The purchase price for the Assets pursuant to the ASA was $300,000 in cash (the “Purchase Price”). Under the terms of the ASA, Mr. Smith assumed certain of the existing debts and liabilities of the Registrant and its subsidiaries that existed on the date of execution of the ASA, which remain unpaid after the Purchase Price and an additional $200,000 had been paid out by the Registrant on such outstanding debts and liabilities. The Board of Directors of the Registrant determined that the Purchase Price for the Assets was fair to the shareholders of the Registrant based on the recent market prices of Registrant’s common stock and Registrant’s past performance.

Item 13.	Exhibits.

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

Exhibit Number	Description

10.1*#	Marketing, Sales and Distribution Agreement between Laboratories DOLIAGE and Coronado Industries, Inc. dated April 21, 2006
23*	Consent of Michael K. Hair, P.C.
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
*	Filed herewith.
#
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.  The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [ * ].

Item 14.	Principal Accountant Fees and Services.

In the 2006 fiscal year, the Company incurred $73,600 to its auditor for auditing services; $10,900 for audit-related services; and $3,700 for tax services.  In the 2005 fiscal year, the Company incurred $46,400 to its auditor for auditing services; $4,000 for audit-related services; and $3,900 for tax services.  In the 2004 fiscal year, the Company incurred $46,968 to its auditor for auditing services; $2,600 for audit-related services; and $5,665 for tax services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 16, 2007 by the undersigned, thereunto authorized.

CONTINENTAL FUELS, INC.

By:	/s/ Timothy Brink

Timothy Brink Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Timothy Brink Timothy Brink	Chief Executive Officer, President and Chief Financial Officer	April 16, 2007

/s/ Peter Gelb Peter Gelb	Chairman of the Board; Director	April 16, 2007

/s/ Marco Gutierrez Marco Gutierrez	Secretary; Director	April 16, 2007

SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant’s fiscal year ended December 31, 2006. The Registrant currently has not held its Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Continental Fuels, Inc. (formerly Coronado Industries, Inc.)

We have audited the accompanying consolidated balance sheets of Continental Fuels, Inc. (formerly Coronado Industries, Inc.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Fuels, Inc. (formerly Coronado Industries, Inc.) at December 31, 2006 and 2005, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
March 22, 2007

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS
	December 31,
	2006	2005
CURRENT ASSETS
Cash & Cash Equivalents	$–	$12,340
Accounts Receivable	24,478	14,015
Inventory	12,206	24,289
Prepaid Expenses	14,866	14,078
Total Current Assets	51,550	64,721

Property and equipment, net	6,098	8,121

OTHER ASSETS
Deposits	4,520	4,520

TOTAL ASSETS	$62,168	$77,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable - related parties	$333,375	$310,000
Notes payable	132,349	100,000
Bank overdraft	1,770	–
Accounts payable	164,080	63,546
Accrued salaries	15,000	470,500
Accrued interest	12,669	7,631
Accrued taxes	163,794	115,821

TOTAL LIABILITIES	823,037	1,067,498

COMMITMENTS	–	–

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock - $.0001 par value; 100,000,000 shares authorized, none issued or outstanding	–	–
Common Stock - $.001 par value; 900,000,000 shares authorized 2,812,323 and 278,796 shares issued and outstanding at December 31, 2006 and 2005, respectively	2,812	279
Additional paid-in capital	19,408,417	15,217,317
Accumulated deficit	(20,172,098)	(16,207,731)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(760,869)	(990,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$62,168	$77,363

The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	For the Year Ended December 31,
	2006	2005

PRODUCT REVENUES	$90,076	$109,330
Cost of Product Revenues	58,614	76,046

GROSS PROFIT	31,462	33,284

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and wages	1,012,660	941,118
Salaries and option bonuses
– officers and directors	1,398,350	189,000
– consultants	201,370	76,500
– employees	84,720	18,000
Public relations and marketing	513,611	354,979
Legal and professional fees	334,538	229,999
FDA expense	114,333	111,413
Rent expense	54,240	63,697
Miscellaneous expense	198,039	246,095
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	3,911,861	2,230,801

LOSS FROM OPERATIONS	(3,880,399)	(2,197,517)

OTHER INCOME (EXPENSES)
Extinguishment of Debt	–	10,481
Interest expense	(83,968)	(71,143)

TOTAL OTHER INCOME (EXPENSES)	(83,968)	(60,662)

NET LOSS	$(3,964,367)	$(2,258,179)

Basic Loss per Share	$(3.82)	$(10.68)

Weighted Average Shares Outstanding	1,036,940	211,490

The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT DECEMBER 31, 2004 (POST-SPLIT)	183,292	$183	$12,668,586	$(13,949,552)	$(1,280,783)

Stock issued for debt & interest	43,259	43	519,443	–	519,486

Stock Issued for services	51,595	52	1,256,672	–	1,256,724

Forgiveness of officer salaries	–	–	751,417	–	751,417

Stock options exercised	650	1	21,199	–	21,200

Net loss	–	–	–	(2,258,179)	(2,258,179)

BALANCE AT DECEMBER 31, 2005	278,796	279	15,217,317	(16,207,731)	(990,135)

Stock issued for services	1,343,256	1,343	1,697,438	–	1,698,781

Stock and options issued for bonuses	465,500	465	1,967,475	–	1,967,940

Reverse stock split - Fractional Shares	2	–	–	–	–

Forgiveness of officer salaries	–	–	229,756	–	229,756

Stock issued for debt and interest	724,769	725	296,431	–	297,156

Net loss for the year ended, December 31, 2006	–	–	–	(3,964,367)	(3,964,367)

BALANCE AT DECEMBER 31, 2006	2,812,323	$2,812	$19,408,417	$(20,172,098)	$(760,869)

The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	For the Year Ended December 31,
	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,964,367)	$(2,258,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,023	2,138
Stock issued for salaries, consulting & interest	1,667,135	1,266,710
Forgiveness of officer salaries	229,756	751,417
Stock and options issued for bonuses	1,967,940	–
Accounts payable converted to debt	32,348	–

Changes in Assets and Liabilities:
Accounts Receivable	(10,463)	27,271
Prepaid Expenses	(788)	888
Inventory	12,083	(9,157)
Deferred Compensation	–	20,833
Accounts payable	100,534	(7,037)
Accrued salaries	(455,500)	(217,817)
Accrued interest	5,038	2,829
Accrued taxes	47,972	(25,314)
NET CASH USED IN OPERATING ACTIVITIES	(318,486)	(445,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	1,770	–
Repayment of notes payable - related parties	(26,824)	–
Proceeds from borrowings	381,200	436,500
Repayment of notes payable	(50,000)	–
Proceeds from exercise of options	–	21,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	306,146	457,700

		(Continued)

The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (Continued)

	For the Year Ended December 31,
	2006	2005

NET CHANGE IN CASH & CASH EQUIVALENTS	(12,340)	12,282

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,340	58

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$–	$12,340

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$56,262	$58,325

Non-cash Transactions:
Issuance of common stock for services	1,698,781	1,266,710
Issuance of common stock for debt	16,155	509,500
Issuance of common stock for interest	281,000	9,989
Issuance of common stock and options for bonuses	1,967,940	795,417
Proceeds from borrowings - Related Parties	–	436,500
Forgiveness of officers salaries	229,756	751,417
Accounts payable converted to debt	32,348	–

The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

ORGANIZATION

Coronado Industries, Inc. (the “Company”) was originally incorporated under the laws of the State of New York in December 1989 as First Lloyd Funding, Inc., which subsequently changed its name to Logical Computer Services of New York, Ltd. In September 1996, the Company changed its name to Coronado Industries, Inc. The Company was a non-operating shell corporation with nominal net assets prior to its merger on November 5, 1996, when the Company acquired one hundred percent (100%) of the assets of Ophthalmic International, L.L.C. and American Glaucoma.

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

On February 27, 2007, the Company’s Articles of Incorporation were amended to change its name to Continental Fuels, Inc.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit of $(771,487) and an accumulated deficit of $(20,172,098).

The Company's continuation as a going concern is dependent upon receiving additional financing. The Company anticipates that during its 2007 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital.

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (Continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the activity of Continental Fuels, Inc. (formerly Coronado Industries, Inc.), together with its wholly-owned subsidiaries, Ophthalmic International, Inc., American Glaucoma, Inc. and Ophthalmic International, LLC. All significant inter-company accounts and transactions have been eliminated. All of the above subsidiaries were inactive for the years ended December 31, 2006 and 2005.

RECLASSIFICATIONS

Certain balances in the accompanying December 31, 2005 consolidated balance sheet were reclassified to conform to the current year’s presentation.

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

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognized bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of December 31, 2006 and 2005, the Company has not established an allowance for uncollectible accounts receivable as they believe that all accounts are currently collectible. The Company does not record interest income on delinquent accounts receivable balances until it is received.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

STOCKHOLDERS’ EQUITY

On January 19, 2007, the Company’s Board of Directors approved a 1-for-100 stock split (the “Reverse Stock Split”) of all of the Company’s issued common stock, par value $0.001 per share (”Common Stock”) effective February 5, 2007.  In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. The Reverse Stock Split became effective on February 5, 2007. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (Continued)

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at December 31, 2006 and 2005 of 153,458 and 21,058, respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilutive (decreases the loss per share). In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 2006 and 2005 the diluted EPS calculation has been excluded from the financial statements.

REVENUE RECOGNITION

The company recognizes revenue based on guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collection is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment. The standard products do not have customer acceptance criteria. The company has standard rights of return that are accounted for as a warranty provision under SFAS No. 5, “Accounting for Contingencies.” The company does not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue will be recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, revenue will be recognized upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions may have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, the company will recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable.

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

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006.

2005
Net loss:
As Reported	$(2,258,179)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	–
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(233,000)

Pro forma net loss	$(2,491,179)
Loss per share:
As reported	$(10.68)
Pro forma	$(11.78)

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (Continued)

STOCK BASED COMPENSATION (Continued)

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006 is approximately $522,000 higher than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes because of the valuation allowance for our deferred tax assets due to our history of recurring net losses.

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

During the years ended December 31, 2006 and 2005, the Company had one major customer representing approximately 97.2% and 76.4% of total revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issues SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted assets of a not-for-profit organization. SFAS No. 158 is effective for the beginning of an entity’s fiscal year that begins after December 15, 2006. The Company does not expect SFAS No. 158 will have a material effect on its financial statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

In July 2006, the FASB issued FASB Staff Position (FSP) FIN No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, that will become effective for fiscal years beginning after December 15, 2006. FSP FIN No. 13-2 addresses how a change in the timing of cash flows relating to income taxes generated by leveraged lease transaction affects the accounting by a lessor for that lease. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

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

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. PROPERTY & EQUIPMENT

At December 31, 2006 & 2005, property and equipment consists of the following:

	2006	2005

Office furniture and equipment	$58,433	$58,433
Machinery and equipment	15,613	15,613
Leasehold improvements	3,000	3,000

	77,046	77,046
Less: accumulated depreciation	(70,948)	(68,925)

Net property and equipment	$6,098	$8,121

Depreciation expense was $2,023 and $2,138, for the years ended December 31, 2006 and 2005, respectively.

NOTE 3. INVENTORY

As of December 31, 2006 and 2005, inventory consisted of the following:

	2006	2005

Raw materials	$8,405	$16,981
Finished goods	3,801	7,308
	$12,206	$24,289

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, notes payable to related parties consist of the following:

	2006	2005

16% per annum note payable to a stockholder, principal and interest due March, 2007	$300,000	$300,000

18% per annum note payable to a stockholder, principal and interest due on demand; unsecured	2,000	–

15% per annum notes payable to stockholders, principal and interest due at various times	31,375	10,000
	333,375	310,000
Less: Current Portion	(333,375)	(310,000)
	$–	$–

NOTE 5. SHAREHOLDERS’ EQUITY

On January 11, 2006, the Company approved the issuance of:  (i) 27,778 (post-split) shares of restricted common stock to G. Richard Smith in conversion of $25,000 of accrued salary; (ii) 166,667 (post-split) shares of restricted common stock to Gary R. Smith in conversion of $150,000 of accrued salary; and (iii) 13,889 (post-split) shares of restricted common stock to John LiVecchi in conversion of $12,500 of accrued salary.

On January 11, 2006, the Company issued 70,000 (post-split) shares of restricted common stock valued at $63,000 to each of Messrs. Smith, Smith and LiVecchi as a stock bonus for services rendered in 2005.

On January 11, 2006, the Company’s Board of Directors approved the issuance of 105,000 (post-split) restricted shares of its common stock to one employee and six consultants as stock bonuses valued at $94,500 for services rendered in 2005.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

During August 2006, 724,769 (post-split) shares of common stock were issued through the conversion of an aggregate of $297,155 of debt and interest.

On July 20, 2006, the Board of Directors approved the 2006 Coronado Industries, Inc. Employee and Consultant Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 15,000 (post-split) shares of common stock were reserved for issuance.

		Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding July 20, 2006	–	–	$–	$–	$–
Granted	15,000	2.40	9.5	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	–	–	–	–	–

Outstanding December 31, 2006	15,000	$2.40	9.5	$–	$–

Exercisable December 31, 2006	15,000	$2.40	9.5	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

During January 2007, all of the 15,000 options were cancelled or forfeited.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On March 24, 2006 the Board of Directors approved the 2006 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 600,000 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2006 Coronado Industries, Inc. Executive Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding March 24, 2006	–	–	$–	$–	$–
Granted	600,000	5.30	9.23	450,000
Exercised	–	–	–	–	–
Forfeited or expired	(600,000)	(5.30)	–	(450,000)	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On March 24, 2006 the Board of Directors approved the 2006 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 96,000 (post-split) shares of common stock were reserved for issuance.

A summary of the activity of the plan is as follows:

		Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding March 24, 2006	–	–	$–	$–	$–
Granted	96,000	5.30	9.23	72,000
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	96,000	$5.30	9.23	$72,000	$–

Exercisable December 31, 2006	96,000	$5.30	9.23	$72,000	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

During January 2007, all of the 96,000 options were cancelled.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On January 4, 2005, the Board of Directors approved the 2004 Coronado Industries, Inc. Executive Stock Option Plan, effective December 31, 2004. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 63,956 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2004 Coronado Industries, Inc. Executive Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	63,956	$55.00	7.62	$2,355,138	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(63,956)	(55.00)	–	(2,355,138)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On January 4, 2005, the Board of Directors approved the 2004 Coronado Industries, Inc. Employee Stock Option Plan, effective January 4, 2005. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 2,900 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2004 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	2,900	$55.00	8.00	$109,330	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(2,900)	(55.00)	–	(109,330)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On June 22, 2004, the Board of Directors approved the 2004 Coronado Industries, Inc. Executive Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 15,000 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2004 Coronado Industries, Inc. Executive Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	15,000	$70.00	7.47	$940,500	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(15,000)	(70.00)	–	(940,500)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On June 22, 2004, the Board of Directors approved the 2004 Coronado Industries, Inc. Employee Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 3,350 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2004 Coronado Industries, Inc. Employee Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	3,350	$70.00	7.47	$210,045	$–
Granted	–	–	–	–	–
Exercised	(150)	–	–	–	–
Cancelled/Forfeited	(3,200)	(70.00)	–	(210,045)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On September 19, 2003 the Board of Directors approved the 2003 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 50,894 (post-split) shares of common stock were reserved for issuance.

A summary of the activity of the plan is as follows:

		Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	50,894	$33.00	6.00	$1,373,836	$–
Granted	–	–	–	–	–
Exercised	(19,942)	(33.00)	–	(538,316)	–
Cancelled/Forfeited	(15,894)	(33.00)	–	(429,050)	–
Outstanding December 31, 2005	15,058	33.00	6.00	406,470	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	15,058	$33.00	6.00	$406,470	$–

Exercisable December 31, 2006	15,058	$33.00	6.00	$406,470	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

During January 2007, all of the 15,058 options were cancelled or forfeited.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On September 30, 2003 the Board of Directors approved the 2003 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 2,100 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2003 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	1,800	$70.00	7.00	$102,600	$–
Granted	–	–	–	–	–
Exercised	(400)	(70.00)	–	–	–
Cancelled/Forfeited	(1,400)	(70.00)	–	(102,600)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On January 13, 2003 the Board of Directors approved the 2002 Coronado Industries, Inc. Management Stock Option Plan, effective December 31, 2002. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 90,000 (post-split) shares of common stock were reserved for issuance.

A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	6,000	$12.00	4.00	$169,500	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	–	–	–	–	–
Outstanding December 31, 2005	6,000	12.00	4.00	169,500	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	6,000	$12.00	4.00	$169,500	$–

Exercisable December 31, 2006	6,000	$12.00	4.00	$169,500	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

During January 2007, all of the 6,000 options were cancelled or forfeited.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On January 13, 2003 the Board of Directors approved the 2002 Coronado Industries, Inc. Employee Stock Option Plan, effective December 31, 2002 The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 42,000 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2002 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	400	$10.00	5.00	$12,000	$–
Granted	–	–	–	–	–
Exercised	(100)	(10.00)	–	(3,000)	–
Cancelled/Forfeited	(300)	(10.00)	–	(9,000)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 2,964 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted the 2001 Coronado Industries, Inc. Management Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	2,984	$16.00	2.70	$163,800	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(2,984)	(16.00)	–	(163,800)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On December 26, 2001 the Board of Directors approved the 2001 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 750 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2001 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	725	$200.00	5.00	$39,825	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(725)	(200.00)	–	(39,825)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 6,000 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	6,000	$135.00	4.00	$57,000	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(6,000)	(135.00)	–	(57,000)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Management Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 2,600 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	2,600	$198.00	2.70	$24,800	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(2,600)	(198.00)	–	(24,800)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On January 2, 2001 the Board of Directors approved the 2000 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 625 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 2000 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	500	$135.00	4.00	$4,800	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(500)	(135.00)	–	(4,800)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On November 3, 1999 the Board of Directors approved the 1999 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 575 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under the 1999 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	550	$200.00	2.80	$63,300	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(550)	(200.00)	–	(63,300)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

On December 21, 1998 the Board of Directors approved the 1998 Coronado Industries, Inc. Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 1,550 (post-split) shares of common stock were reserved for issuance.

As of December 31, 2006, all outstanding options granted under 1998 Coronado Industries, Inc. Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	1,350	$56.00	2.00	$186,235	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled/Forfeited	(1,350)	(56.00)	–	(186,235)	–
Outstanding December 31, 2005	–	–	–	–	–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or expired	–	–	–	–	–

Outstanding December 31, 2006	–	$–	–	$–	$–

Exercisable December 31, 2006	–	$–	–	$–	$–
________________

(1)	Remaining contractual term is presented in years.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.

2005 OPTION GRANTS

During May 2005, the Company granted 5,000 (post-split) options to an employee.  The options vested immediately and had an exercise price of $55.00 and a term of ten years.  The aforementioned options were forfeited as of December 31, 2005.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS’ EQUITY (Continued)

2005 OPTION GRANTS (Continued)

During May 2005, the Board of Directors adopted the 2005 Employee and Consultant Compensation Plan for its employees and marketing, legal and other consultants. The Board voted to make available 1,200,000 (post-split) shares of common stock of the Corporation, which may be purchased by conversion of accrued compensation at a negotiated purchase price of not less than ninety percent of the lowest closing bid price in the week prior to when the accrued salary or compensation is due.

Additionally, during May 2005 the Board of Directors adopted the 2005-A Employee and Consultant Compensation Plan for its employees and marketing, legal and other consultants. The Board voted to make available 2,000,000 (post-split) shares of common stock of the Corporation which may be purchased by conversion of accrued compensation at a negotiated purchase price of not less than ninety percent of the lowest closing bid price in the week prior to when the accrued salary or compensation is due.

2006 OPTION GRANTS

During March, 2006, the Company granted an aggregate of 96,000 (post-split) options to two employees and six consultants. The options vested immediately and had exercise prices of $5.30 per share and a term of ten years. The aforementioned options were forfeited in January, 2007.

During March, 2006, the Company granted an aggregate of 600,000 (post-split) options to three officers. The options vested immediately and had exercise prices of $5.30 per share and a term of ten years. The aforementioned options were forfeited in August, 2006.

During 2006, the Board of Directors adopted Employee and Consultant Compensation Plans for its employees and marketing, legal, and other consultants. The Board voted to make available shares of common stock of the Corporation, which may be purchased by conversion of accrued compensation at a negotiated purchase price of not less than ninety percent of the lowest closing bid price in the week prior to when the accrued salary or compensation is due. The following Plans were adopted during the year:

•	The 2006-A Employee and Consultant Compensation Plan. The Plan will include 10,000 (post-split) shares of its $.001 par value common stock.
•	The 2006-B Employee and Consultant Compensation Plan. The Plan will include 2,000 (post-split) shares of its $.001 par value common stock.
•	The 2006-C Employee and Consultant Compensation Plan. The Plan will include 10,000 (post-split) shares of its $.001 par value common stock.
•	The 2006-D Employee and Consultant Compensation Plan. The Plan will include 20,000 (post-split) shares of its $.001 par value common stock.
•	The 2006-E Employee and Consultant Compensation Plan. The Plan will include 25,000 (post-split) shares of its $.001 par value common stock.
•
The 2006-F Employee and Consultant Compensation Plan. The Plan will included 40,000,000 (pre-split) shares of its $.001 par value common stock, of which 30,400,000 were issued as of December 31, 2006.  The remaining 9,600,000 shares were available for issue.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five (5) to ten (10) years, risk-free interest rates of five percent (5%), volatility of 66% to 140%, and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended December 31, 2006 and 2005 approximated $4.93 and $4.70, respectively.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INCOME TAXES

As of December 31, 2006 and 2005, the components of deferred income taxes are as follows:

	2006	2005

Long-term Deferred Tax Assets (Liabilities)
Net operating loss carry-forwards	$7,050,000	$5,685,000
Less: valuation allowance	(7,050,000)	(5,685,000)
Net Long-term Deferred Tax Asset	$–	$–

The Company has provided a full valuation allowance on its deferred tax asset as of December 31, 2006. The valuation allowance increased by approximately $1,365,000 during the year ended December 31, 2006, primarily due to the increase in the net operating loss.

As of December 31, 2006, the Company has net operating loss carry-forwards available to offset future federal and state taxable income in the amounts of approximately $20,006,000 and $10,631,000, respectively, and expiring as follows:

	Net Loss Carry-forward		Year of
	Amount Available		Expiration
Year	Federal	State	Federal	State
1993	137,000	–	2008	—
1994	65,000	–	2009	—
1995	97,000	–	2010	—
1996	31,000	–	2011	—
1997	561,000	–	2012	—
1998	1,820,000	–	2018	—
1999	1,048,000	–	2019	—
2000	3,206,000	–	2020	—
2001	2,400,000	–	2021	—
2002	1,315,000	1,315,000	2022	2007
2003	1,136,000	1,136,000	2023	2008
2004	1,970,000	1,970,000	2024	2009
2005	2,260,000	2,260,000	2025	2010
2006	3,960,000	3,960,000	2026	2011
	20,006,000	10,631,000

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMITMENTS

Consulting and Distribution Agreements

During June 2006, the Company entered into an agreement for a New York Company to act as a consultant in the field of mergers and acquisitions for the period of one year. Shares in the amount of 45,000 (post-split) were issued upon signing and 15,000 (post-split) shares will be paid monthly for nine months.

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

Registrant executed another agreement dated September 29, 2003, with EuP which grants to EuP the exclusive distribution rights to EuP for the countries of Algeria, Libya, Morocco and Tunisia on the same terms as the Italian Contract, except for the monthly minimum purchase quantities for these North African countries.

Registrant executed a distribution agreement dated November 10, 2003, with Izasa, S.A. of Madrid, Spain (“Izasa”) which grants the exclusive distribution rights for Registrant’s PNT products for the country of Spain to Izasa for a period of five years (the “Spanish Contract”). Izasa may extend the agreement for an additional two years by agreeing to additional minimum purchases. This agreement provides for annual minimum purchase quantities commencing in January 2004. That date was postponed until after the Type 2a product classification was received by Registrant.

Registrant executed another agreement dated December 5, 2003, with Izasa which grants to Izasa the exclusive distribution rights to Izasa for the country of Portugal on the same terms as the Spanish Contract, except for the monthly minimum purchase quantities for Portugal (the “Portuguese Contract”).

Izasa was in violation of the Spanish Contract and the Portuguese Contract during 2006 and 2005 with respect to the number of units ordered by Izasa. Registrant is considering terminating these contracts with Izasa and negotiating a distribution contract with another company.

Operating Leases

The Company moved operations to new facilities in November 2004 at which time the Company entered into a new non-cancelable lease agreement for office space in Fountain Hills, Arizona commencing December 1, 2004 through December 15, 2009. Monthly rent payments are $4,520.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMITMENTS (Continued)

Operating Leases (Continued)

Future minimum lease payments under the Company’s operating lease as of December 31, 2006 are as follows:

Year Ending December 31:
2007	54,240
2008	54,240
2009	54,240
Future minimum lease payments	$162,720

For the years ended December 31, 2006 and 2005, rent expense under the lease agreements was $54,260 and $63,697, respectively.

NOTE 8. NOTE PAYABLES

	2006	2005

15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through December, 2006;
convertible into 700 shares of common stock at maturity	$25,000	$25,000
15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through December, 2006;
convertible into 700 shares of common stock at maturity	25,000	25,000
15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through, November 2005;
convertible into 30 shares of common stock at maturity	–	25,000
15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through December, 2005;
convertible into 30 shares of common stock at maturity	–	25,000
15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through October, 2007;
convertible into 20,000 shares of common stock at maturity	50,000	–
10% per annum note payable to Clinreg Consulting Services, principal
and interest due February 15, 2007, guaranteed by an officer	32,349	–
	132,349	100,000
Less: current portion	(132,349)	(100,000)
	$–	$–

As of December 31, 2006, two of the above notes were in default.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS

On January 19, 2007, the Company’s Board of Directors and the holders of a majority of Company’s outstanding common stock approved a 1-for-100 reverse stock split. The 2007 Reverse Split became effective on February 5, 2007, and was applicable to all the common stock of the Company outstanding on that date.

On January 26, 2007, G. Richard Smith entered into an Asset Sales Agreement (the “ASA”) dated as of January 24, 2007, pursuant to which the Company agreed to sell and G. Richard Smith agreed to purchase substantially all of the Company’s assets, except for the European distribution agreements (collectively the “Assets”). The purchase price for the Assets pursuant to the ASA was $300,000 in cash (the “Purchase Price”). The Purchase Price was paid upon the closing of the transaction. Upon receipt of the Purchase Price, the Company, pursuant to the terms of the ASA, used the Purchase Price to pay certain outstanding debts and accounts payable. Under the terms of the ASA, G. Richard Smith assumed certain of the existing debts and liabilities of the Company and its subsidiaries that existed on the date of execution of the ASA, which remained unpaid after the Purchase Price. Prior to January 26, 2007, G. Richard Smith was Chairman of the Company’s board of directors and was the Company’s corporate secretary.

Pursuant to the terms of a Stock Purchase Agreement dated as of January 26, 2007, by and between Mr. Marco Gutierrez, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi (the “SPA”), Mr. Marco Gutierrez purchased a total of 160,994,722 shares (the “Shares”) of pre-2007 Reverse Split common stock of the Company from Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi (the “Sellers”) for an aggregate purchase price of $100,000. The transactions memorialized in the SPA closed on February 2, 2007. In connection with the closing of the SPA, the Sellers agreed to return all of the stock options held by them to the Registrant for cancellation.

On January 26, 2007, the Board of Directors of the Company appointed Mr. Peter Gelb to serve as director to replace the position left by the resignation of Dr. John T. LiVecchi.

On January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith, and Mr. Mark R. Smith resigned from the Board of Directors of the Company and from all executive officer positions held by them with the Company.

On January 26, 2007, the Board of Directors of the Company appointed Mr. Marco Gutierrez to serve as a director of the Company to fill a vacancy on the Board of Directors.

On February 6, 2007, the Company completed the sale of 47,000,000 restricted shares of its post-2007 Reverse Split common stock to Ms. Karen Sandhu in a private transaction with gross proceeds to the Company from the sale equaling $200,000 (the “Offering”). The Company used the net proceeds from the Offering to pay outstanding debts and liabilities owed by the Company.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS (Continued)

On February 25, 2007, the Board of Directors approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Company (the “Note”) into shares of the Company’s common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Company’s Board of Directors.

Upon the eventual full conversion of the Note to common shares, the approved conversion of the Note to common stock would result in the issuance by the Company of an aggregate of 300,000,000 restricted shares of its common stock.  In addition, there would be a charge against earnings for the issuance of the option to convert debt of approximately $90,000,000.

On March, 2007 Company’s Board of Directors cancelled the conversion of the Note with the consent of the Noteholder and terminated plans to issue 25,000,000 shares of common stock.

On February 27, 2007, the Company’s Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares.

On March 14, 2007, the Company announced the appointment of Timothy Brink as its President and Ernesto Haberer as Vice President of Business Development.

On March 19, 2007, Registrant announced an agreement to acquire petroleum trading and storage companies from Universal Property Development and Acquisition Corporation (“UPDAC”) for $2.5 Million in cash and shares of Registrant’s convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will be convertible into 500,000,000 shares of common stock and will also have voting rights which will equal approximately 70% of Registrant’s total votes at any shareholders meeting. Therefore, upon the closing of this transaction UPDAC will have control of the Registrant.