Form 10QSB
period 2007-03-31
CONTINENTAL FUELS, INC.
filed 2007-05-16
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  33-33042-NY

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
(Exact name of small business issuer as specified in its charter)

Nevada	22-3161629
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9901 1H 10 West, Suite 800, San Antonio, Texas 78230
(Address of principal executive offices)

(210) 558-2800
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  149,815,833 shares as of May 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CONTINENTAL FUELS, INC.
 (FORMERLY CORONADO INDUSTRIES INC.)
Form 10-QSB
For the Quarterly Period Ended March 31, 2007

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash & cash equivalents	$23,851	$-
Accounts receivable	-	24,478
Inventory	-	12,206
Prepaid expenses	-	14,866
Due from US Petroleum Depot	1,899	-
Total Current Assets	25,750	51,550

Property and equipment, at cost, net of accumulated
depreciation of $0 and $70,948, respectively	-	6,098

OTHER ASSETS
Deposits	-	4,520

TOTAL ASSETS	$25,750	$62,168

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Bank overdraft	$-	$1,770
Notes payable:
Other	550,000	132,349
Related parties	60,000	333,375
Accounts and accrued expenses payable	58,802	164,080
Accrued salaries	-	15,000
Accrued interest	11,047	12,669
Accrued taxes	-	163,794
TOTAL LIABILITIES	679,849	823,037

STOCKHOLDERS' (DEFICIT)
Preferred stock - $.001 par value; 99,500,000 shares authorized, none issued
or outstanding at March 31, 2007 and December 31, 2006, respectively	-	-
Series A convertible preferred stock - $.001 par value; 500,000 shares authorized
none issued or outstanding at March 31, 2007	-	-
Common stock - $.001 par value; 900,000,000 shares authorized;
149,436,969 and 84,370 shares issued and outstanding, respectively	149,437	84

Additional paid-in capital	19,461,792	19,411,145
Accumulated deficit	(20,265,328)	(20,172,098)
TOTAL STOCKHOLDERS' (DEFICIT)	(654,099)	(760,869)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$25,750	$62,168

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Operations
For the three months ended March 31, 2007 and 2006

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006

REVENUE
Product revenue	$-	$25,500

COST OF SALES
Cost of product revenue	-	11,027
GROSS PROFIT	-	14,473

General & administrative expenses:
Consulting fees and services	22,250	-
Salaries and wages	-	227,124
Stock & option bonuses
- officers & directors	-	1,165,500
- consultants	-	203,550
- employees	-	75,150
Selling and marketing expenses	150,000	84,242
Legal and professional fees	24,896	76,027
FDA expense	-	34,548
Rent expense	-	13,560
Miscellaneous expenses	-	49,713
Total operating expenses	197,146	1,929,414

LOSS FROM OPERATIONS	(197,146)	(1,914,941)

Other income (expense):
Interest expense, net	(11,047)	(17,709)
Gain on sale of Company net assets to a former officer/director predecessor entity (Note 9)	114,963	-
Total other income (expenses)	103,916	(17,709)

Loss before provision for income taxes	(93,230)	(1,932,650)
Provision for income taxes	-	-
NET LOSS	(93,230)	(1,932,650)

Basic and diluted net loss per weighted-average shares common stock	$(0.001)	$(1.79)

Weighted-average number of shares of common stock outstanding	91,470,302	1,077,977

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Changes in Stockholders' (Deficit)

			Common	Preferred
	Common	Preferred	Stock	Stock	Additional
	Stock	Stock	Par	Par	Paid-in	Accumulated
	Shares	Shares	Value	Value	Capital	Deficit	Total

Balance December 31, 2006	8,436,969	-	$8,437	$-	$19,402,792	$(20,172,098)	$(760,869)
Restricted common stock sold in private placement	141,000,000	-	141,000	-	59,000	-	200,000
Net loss for the three months ended March 31, 2007	-	-	-	-	-	(93,230)	(93,230)
Balance March 31, 2007	149,436,969	-	$149,437	$-	$19,461,792	$(20,265,328)	$(654,099)

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Cash Flows
For the three months ended March 31, 2007 and for the 2006

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,230)	$(1,932,650)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	519
Gain on sale of assets	(114,963)	-
Common stock issued for services	-	113,127
Stock and options issued for salaries, consulting and interest	-	356,397
Stock and options issued for bonuses	-	1,727,700
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(11,525)
Increase in inventory	-	(3,877)
Decrease in prepaid expenses	-	3,026
Increase (decrease) in accounts payable	(187,104)	7,335
Decrease in accrued salaries	-	(376,750)
Increase in accrued interest	11,047	713
Increase in accrued taxes and expenses	-	14,344
NET CASH USED IN OPERATING ACTIVITIES	(384,250)	(101,641)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Due from US Petroleum Depot	(1,899)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,899)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	210,000	143,000
Bank overdraft	-	5,126
Sale of common stock	200,000	-
Repayment of notes payable	-	(58,825)

NET CASH PROVIDED BY FINANCING ACTIVITIES	410,000	89,301

NET INCREASE (DECREASE) IN CASH	23,851	(12,340)
Cash, beginning of period	-	12,340

Cash, END OF PERIOD	23,851	-

Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes	$-	$-

Interest expense	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Three months ended March 31, 2006
Interest paid	$12,000

NON-CASH TRANSACTIONS:
Issuance of common stock & options for salaries	356,397
Issuance of common stock for services	113,127
Issuance of common stock & options for bonuses	1,727,700

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Continental Fuels, Inc. (the “Company”) was incorporated under the name First Lloyd Funding, Inc. pursuant to the laws of the State of New York on December 21, 1989. The effective date of the Company’s public offering was March 13, 1990. The Offering closed on May 1, 1990. For further information concerning the Registration Statement, see File No. 33-33042-NY at the Securities and Exchange Commission's Regional Office in New York City or at its principal office in Washington, D.C. In January 1997, the New York corporation at that time named Coronado Industries, Inc. (“Coronado”) merged into and became a Nevada corporation of the same name.

On January 26, 2007, all of the Coronado’s subsidiaries and all assets of Coronado, except for the European distribution agreements, were sold to G. Richard Smith, the Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”).

Shortly thereafter, on February 15, 2007, the Board of Directors unanimously approved the adoption of an Amendment to the Articles of Incorporation to i) change the Company’s name from Coronado Industries, Inc. to Continental Fuels, Inc. and ii) to increase the authorized capital stock of the Company from 400,000,000 shares of $.001 par value per common share common stock and 50,000,000 shares of $.001 par value per share preferred stock to 900,000,000 shares of $.001 par value per common share common stock and 100,000,000 shares of $.001 par value per share preferred stock. The Amendment became effective February 16, 2007 through a filing with the Nevada Secretary of State.

On January 19, 2007, the Company's Board of Directors approved a 1-for-100 stock split (the “Reverse Stock Split”) of all of the Company's issued common stock, par value $0.001 per share (”Common Stock”) effective February 5, 2007.  In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company's shareholders at a special meeting and by the Company's Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split.

On April 13, 2007, the Company's Board of Directors approved a 3-for-1 stock split (the “Forward Stock Split”) of all of the Company's common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the “Effective Date”) automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2007 and the results of its operations, changes in stockholders' deficit, and cash flows for the three months periods ended March 31, 2007 and 2006, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' deficit of Continental Fuels, Inc., and its wholly-owned subsidiaries.

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

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit and negative net worth of $654,099 at March 31, 2007.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

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

In September 2006, the FASB issues SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted assets of a not-for-profit organization. SFAS No. 158 is effective for the beginning of an entity's fiscal year that begins after December 15, 2006. The Company does not expect SFAS No. 158 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity's fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

In July 2006, the FASB issued FASB Staff Position (FSP) FIN No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, that will become effective for fiscal years beginning after December 15, 2006. FSP FIN No. 13-2 addresses how a change in the timing of cash flows relating to income taxes generated by leveraged lease transaction affects the accounting by a lessor for that lease. The adoption of this FSP is not expected to have a material effect on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.

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

 CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. In addition, as the Company has a net loss available to common stockholders the diluted EPS calculation has been excluded from the financial statements.

NOTE 3 - EQUITY

On February 6, 2007, the Company issued 47 million restricted shares of its $.001 Par Value Common Stock to Ms. Karen Sandhu for $200,000 in cash. The trading price on the date of issuance was $.34. The Company used the proceeds from this offering to pay outstanding debts and liabilities of the predecessor entity, Coronado Industries, Inc. in contemplation of the re-organization of the Company and its anticipated consolidation and merger with Universal Property Development Acquisition, Inc. and its subsidiaries as discussed in Note 8.

On February 25, 2007, the Board of Directors approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Company payable to Mathews Investment, LLC (the “Note”), as discussed in Note 4, into shares of the Company's common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Company's Board of Directors. On March, 2007 Company's Board of Directors cancelled the conversion of the Note with the consent of the Noteholder and terminated plans to issue 25,000,000 shares of common stock.

CORONADO INDUSTRIES, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

Other payable

As of March 31, 2007 and December 31, 2006, notes payable consist of the following:

Terms	March 31,	December 31,
	2007	2006

16% per annum note payable to Mathew Investments LLC, principal and interest due March, 2007 (A) (B)	$300,000	$-
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December, 2006, convertible into 700,000 shares of common stock (B)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December, 2006, convertible into 700,000 shares of common stock (B)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December, 2006, convertible into 2,000,000 shares of common stock (B)	50,000	50,000
10% per annum advances received from Brainard Management Associates, principal and interest payable on demand as bridge financing in pending change of control of Company (B)	150,000	-
10% per annum notes payable to Clinreg Consulting Services, principal and interest due on February 15, 2007, guaranteed by an officer	-	32,349

Total	$550,000	$132,349

Related parties

As of March 31, 2007 and December 31, 2006, notes payable to related parties consist of the following:

Terms	March 31,	December 31,
	2007	2006

10% per annum advances received from Kamal Abdallah that are due on demand and arising from pending change in control of the Company	$60,000	$-
16% per annum note payable to a stockholder, principal and interest due March, 2007 (A)	-	300,000
18% per annum note payable to a stockholder, principal and interest due on demand; unsecured	-	2,000
15% per annum notes payable to stockholders, principal and interest due at various times	-	31,375

Total	$60,000	$333,375

(A) - Notes payable to related parties for $300,000 was sold by G. Richard Smith, former Chairman, on January 26, 2007 to an outside party, Mathews Investments LLC. Therefore the note is no longer owed to a related party, but still remains a liability of the Company.

(B) - Per the Sale of Assets agreement, between a former officer/director in the predecessor entity, Coronado Industries, Inc., interest is to be accrued on these notes from the date that they are transferred to the Continental Fuels. As of March 31, 2007, $11,047 of interest has been accrued.

NOTE 5 - COMMITMENTS

Company Promotion Program

On March 15, 2007, the Company entered into an agreement with Crosscheck Capital, LLC (“Crosscheck”) to pay aggregate advance retainers of $525,000 to prepare and distribute to no less than 500,000 US residents an advertising/advertorial mailing package that prominently features a report on the company. As of March 31, 2007, the Company has remitted $150,000 of the advance retainers due to Crosscheck. The remaining amount, $375,000, was paid in April 2007.

Operating Leases

The Company entered into a five-year lease for approximately 3,500 square feet of space at a monthly rent of $4,520 commencing on December 1, 2004. During 2006, the Company’s address was 16857 E. Saguaro Boulevard, Fountain Hills, Arizona 85268.   In January 2007, as part of the sale of the Company’s assets, this lease was assigned to G. Richard Smith.

In April 2007, the Company entered into a one year lease for approximately 430 square feet of space at a monthly rent of $1,988.  The Company’s address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.

In April 2007, the Company entered into a one year lease for two offices spaces at a monthly rent of $3,100.  The address is San Felipe Plaza, 5847 San Felipe, Houston, Texas 77057.

NOTE 6 - INCOME TAXES

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$7,133,395
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	7,133,395
Less valuation allowance	(7,133,395)

Net deferred tax assets	$—

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

March 31, 2007
Federal statutory tax rate	34.0%
State Tax Rate	1.2%
Effective Tax Rate	35.2%
Valuation Allowance	(35.2)%
Net Effective Tax Rate	—

As of March 31, 2007, the Company has a net operating loss carryforward of $20,265,328. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization.

NOTE 7 - CHANGE IN DIRECTORS & OFFICERS

On February 26, 2007, Peter Gelb submitted his resignation as the Company’s Chief Executive Officer and all other executive officer positions, effective March 1, 2007. Mr. Gelb will continue as a director of the Company and remain Chairman of the Board.

On the same day, the Board of Directors appointed Timothy Brink as Chief Executive Officer of the Company effective March 1, 2007. Mr. Brink has 17 years experience in petroleum retail operations.

On March 14, 2007 Company announced the appointment of Tim Brink as its President and Ernesto Haberer as Vice President of Business Development.

On April 23, 2007, Kamal Abdallah, the CEO, President and board member of UPDA, and Christopher McCauley, the Vice-President, General Counsel and board member of UPDA, were appointed as members of the Board of Directors of the Company to fill vacancies thereon. The Board of Directors consists of five seats, but currently has only four members: Peter Gelb, Marco Gutierrez, Kamal Abdallah and Christopher McCauley.

Pursuant to the terms of a Stock Purchase Agreement dated as of January 26, 2007, by and between Mr. Marco Gutierrez, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi (the “SPA”), Mr. Marco Gutierrez purchased a total of 160,994,722 shares (the “Shares”) of pre-2007 Reverse Split common stock of the Company from Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi (the “Sellers”) for an aggregate purchase price of $100,000. The transactions memorialized in the SPA closed on February 2, 2007. In connection with the closing of the SPA, the Sellers agreed to return all of the stock options held by them to the Company for cancellation.

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2007, the Company issued a Promissory Note with Confessed Judgment Provisions to pay to the order of Brainard Management Associates, Inc., the sum of Five Hundred Fifty Thousand Dollars, ($550,000) together with interest at the rate of Ten per cent (10%) per annum, from April 30, 2007, payable on demand.

On April 1, 2007, the Company issued a Promissory Note with Confessed Judgment Provisions to pay to the order of Kamal Abdallah, the sum of One Hundred Ten Thousand Dollars, ($110,000) together with interest at the rate of Ten per cent (10%) per annum, from April 30, 2007, payable on demand.

On April 13, 2007, the Company's Board of Directors approved a 3-for-1 stock split (the “Forward Stock Split”) of all of the Company's common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the “Effective Date”) automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). Each share of the Preferred Stock is convertible into 10,000 shares of the Company’s Common Stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Preferred Stock has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Preferred Stock is convertible. The Preferred Stock has a liquidation preference over the Company’s common stock up to the one-hundred dollar ($100) per share issuance price of the Preferred Stock.

On April 23, 2007, the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among the Company and Universal Property Development and Acquisition Corporation (“UPDA”), a publicly held Nevada corporation (the “SPA”). Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the “Subsidiary Shares”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiary Shares consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote.

Also on April 23, 2007, the Company completed the issuance of 50,000 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”) to UPDA in a private transaction (the “Issuance”). The 50,000 shares of our Preferred Stock issued in the Issuance were valued at $5,000,000 under the terms of the SPA. On that date, the Company had approximately 149,815,833 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an “as converted” basis, UPDA has the power to vote 500,000,000 shares of our common stock. Therefore, UPDA currently has the power to control the vote of approximately 77% of the common stock of the Company.

The issuance of the Preferred Stock to UPDA therefore constitutes a change of control transaction for the Company as UPDA now owns a majority of the outstanding voting securities of the Company. Although the Company is now a majority owned subsidiary of UPDA, the Company intends to continue to comply with its public reporting obligations.

Pursuant to the terms of the SPA on April 23, 2007, Kamal Abdallah, the CEO, President and board member of UPDA, and Christopher McCauley, the Vice-President, General Counsel and board member of UPDA, were appointed as members of the Board of Directors of the Company to fill vacancies thereon.

On April 25, 2007, the Board of Directors approved the conversion of $100,000 of the $300,000 outstanding notes owed to Mathew Investments LLC into shares of the Company's common stock. Based upon the current assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon conversion of the Notes was valued at $0.012 per share by the Company’s Board of Directors. Upon the eventual full conversion of the Notes to common stock, the approved conversion of the Notes to common stock will result in the issuance by the Company of an aggregate of 8,326,115 restricted shares of its common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

On January 26, 2007, all of the Company's subsidiaries and all assets of the Company, except for the European distribution agreements, were sold to G. Richard Smith, Company's former Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”), resulting in a gain on the sale of these net assets of $114,963 reflected in the Statement of Operations for the three months ended March 31, 2007.

Consulting fees and services for the three months ended March 31, 2007 includes $7,500 incurred to Timothy Brink, current Chief Executive Officer of the Company, $5,000 to Ernesto Haberer, current Vice President of Business Development, $2,500 to Marco Gutierrez, a member of the Board of Directors.

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

Recapitalizations and Reorganizations

On January 26, 2007, all of the Company's subsidiaries and all assets of the Company, except for the European distribution agreements, were sold to G. Richard Smith, Company's former Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”). (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

On January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi sold to Mr. Marco Gutierrez a majority of the Company's outstanding common stock for a total of $100,000 cash. (See “Item 5. Submission of Matters to a Vote of Security Holders” below.)

On February 5, 2007, a 1-for-100 reverse stock split of Company's outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.) In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company's shareholders at a special meeting and by the Company's Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

On February 6, 2007, Company completed the sale of 141,000,000 restricted shares of its post-2007 Reverse Split common stock to Ms. Karen Sandhu for $200,000 cash. Company used the proceeds from this offering to pay outstanding debts and liabilities.

On February 25, 2007, the Board of Directors of the Company approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Company (the “Note”) into shares of the Company's common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Company's Board of Directors. However, on March 26, 2007, the Company and the Noteholder mutually agreed to rescind the terms of the conversion of the $300,000 Note to common stock as described above. It was mutually agreed between the Company and the Noteholder that, based solely on the current market price of the Company's common stock on its primary trading market, the conversion of the Note to common stock on the terms described no longer accurately reflected the value of the Note, would have an adverse effect on the financial statements of the Company, and therefore was not in the best interests of the Company. As of March 26, 2007, the Note had not been presented to the Company's transfer agent for conversion to shares of common stock and no shares of common stock had been issued under the above described terms of conversion. As a result of the rescission of the conversion terms of the Note, all of the $300,000 Note shall remain outstanding as a valid and existing liability of the Company. The Company and the Noteholder have not reached any agreements as to the terms of a future conversion of the Note.

On March 14, 2007 Company announced the appointment of Tim Brink as its President and Ernesto Haberer as Vice President of Business Development.

On April 13, 2007, the Company's Board of Directors approved a 3-for-1 stock split (the “Forward Stock Split”) of all of the Company's common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the “Effective Date”) automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

On April 23, 2007,(“the Effective Date”), the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20,2007, by and among the Company and Universal Property Development and Acquisition Corporation (“UPDA”), a publicly held Nevada corporation (the “SPA”). Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the “Subsidiary Shares”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiary Shares consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). Each share of the Preferred Stock is convertible into 10,000 shares of the Company’s Common Stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Preferred Stock has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Preferred Stock is convertible. The Preferred Stock has a liquidation preference over the Company’s common stock up to the one-hundred dollar ($100) per share issuance price of the Preferred Stock. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

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

Quarter Ending March 31, 2007 and, 2006

Results of Operations.

Pursuant to the Sale of Assets to G. Richard Smith on January 26, 2007, all of the Coronado’s subsidiaries and all assets of Coronado, except for the European distribution agreements, were sold to Smith for $300,000 in cash and the assumption of certain trade debts. Therefore, the Company had no operations in the first quarter of 2007. Total revenue was $0 and $25,500, with a cost of goods sold of $0 and $11,027 for the three months ended March 31, 2007 and 2006, respectively. The Company's gross margin on its products sold for the three months ended March 31, 2006 was approximately 56.8%.

For the quarter ending March 31, 2007, the Company experienced a net loss of $93,230, which was comprised primarily of marketing expenses incurred to Crosscheck Capital for $150,000, offset by a gain on sale incurred from the Sale of Assets of $114,963 and sale of restricted common stock sold in private placement to Karen Sandhu for $200,000.

For the quarter ending March 31, 2006, the Company experienced a net loss of $1,932,650, which was comprised primarily of gross profit from European sales of $14,473, its general and administrative expenses incurred at the corporate level of $1,929,414, and interest expense of $17,709. 96.7% of the Company's first quarter 2006 corporate expenses consisted of salaries and consulting wages of $227,124 (11.8%), officer and Director stock bonus and option compensation of $1,165,500 (60.4%), consultant stock bonus and option compensation of $203,550 (10.5%), employee stock bonus and option compensation of $75,150 (3.9%), professional expenses of $110,575 (5.7%) and selling and media promotion of $84,242 (4.4%). The stock bonus and option compensation was awarded for the execution of distribution agreements in Europe and China.

Liquidity and Capital Resources.

At March 31, 2007, we owed $610,000 to four Lenders. Notes payable to Mathew Investments LLC for $300,000 and Dion Lorenzo for $100,000 remained liabilities of the Company after the Sale of Assets. On April 25, 2007, the Company issued Mathew Investments LLC 8,326,115 restricted shares of common stock in satisfaction of $100,000 of the $300,000 note owed to them. We and these two lenders continue to review strategic alternatives in connection with the maturity of these loans, but have not reached definitive agreement on any transaction.

On April 1, 2007, the Company obtained financing in the form of a note from Kamal Abdallah for $110,000 at an interest rate of 10% per year commencing on April 30, 2007. As of March, 31, 2007, the Company received 60,000 on this note. The remaining amount was received in April 2007.

On April 1, 2007, the Company also obtained financing in the form of a note from Brainard Management Associates for $550,000 at an interest rate of 10% per year commencing on April 30, 2007. As of March, 31, 2007, the Company received 150,000 on this note. . The remaining amount was received in April 2007.

We require additional funds of $5,000,000 to implement our growth strategy and to continue operation. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We may not be able to obtain such funds. If we are not able to raise these funds within the next 90 days, we will have to significantly reduce the scope of our operations or cease operations entirely. This would result in substantial losses for our investors. The Company has a working capital deficit and negative net worth of $654,099 at March 31, 2007.

We have incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisition and exploration, and achieving a profitable level of operations. We will need additional financing for ongoing operations. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2006, of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.

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

PART II - OTHER INFORMATION

Item 1. Description of Property.

Registrant entered into a five-year lease for approximately 3,500 square feet of space at a monthly rent of $4,520 commencing on December 1, 2004. During 2006, the Registrant's address was 16857 E. Saguaro Boulevard, Fountain Hills, Arizona 85268.

In January 2007, as part of the sale of the Registrant's assets, this lease was assigned to G. Richard Smith.

In April 2007, the Registrant entered into a one year lease for approximately 430 square feet of space at a monthly rent of $1,988.  The Registrant's address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.

In April 2007, the Registrant entered into a one year lease for two offices spaces at an aggregate monthly rent of $3,100.  The Registrant's address is San Felipe Plaza, 5847 San Felipe, Houston, Texas 77057.

Item 2.  Legal Proceedings.

There are no legal proceedings pending for the Registrant at March 31, 2007.

Item 3.   Unregistered Sales of Equity Securities and Use of Proceeds.

All equity securities issued by Registrant during the quarter ended March 31, 2007 were registered under the Act with the SEC or disclosed in a previous filing with the SEC.

Item 4.   Defaults Upon Senior Securities.

Not applicable.

Item 5.  Submission of Matters to a Vote of Security Holders.

On January 26, 2007, all of Registrant's subsidiaries and all assets of Registrant, except for the European distribution agreements, were sold to G. Richard Smith, Registrant's Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”).   The Sale of Assets was approved by the consent of the holders of a majority of Registrant's outstanding common stock at the time. Also on January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi sold to Mr. Marco Gutierrez a majority of the Company's outstanding common stock for a total of $100,000 cash.

On February 5, 2007, a 1-for-100 reverse stock split of Company's outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.) In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company's shareholders at a special meeting and by the Company's Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split.

On April 13, 2007, the Company's Board of Directors approved a 3-for-1 stock split (the “Forward Stock Split”) of all of the Company's common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the “Effective Date”) automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

On April 23, 2007, (“the Effective Date”), the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20,2007, by and among the Registrant and Universal Property Development and Acquisition Corporation (“UPDA”), a publicly held Nevada corporation (the “SPA”). Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the “Subsidiary Shares”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiary Shares consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote.

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). Each share of the Preferred Stock is convertible into 10,000 shares of the Company’s Common Stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Preferred Stock has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Preferred Stock is convertible. The Preferred Stock has a liquidation preference over the Company’s common stock up to the one-hundred dollar ($100) per share issuance price of the Preferred Stock.

Item 6.  Exhibits.

Exhibit Number	Description

4.1	Articles of Incorporation and By-laws

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

CONTINENTAL FUELS, INC.

Date: May 15, 2007	By:	/s/ Timothy Brink
Timothy Brink
Chief Executive Officer

Date: May 15, 2007	By:	/s/ Timothy Brink
Timothy Brink
Chief Financial Officer