Form 10KSB/A
period 2006-12-31
CONTINENTAL FUELS, INC.
filed 2007-05-18
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 33-33042-NY

CONTINENTAL FUELS, INC.
(Name of small business issuer in its charter)

Nevada	22-3161629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9901 IH 10 West, Suite 800, San Antonio, Texas 78230
(Address of principal executive offices)

Issuer's telephone number:  (210) 558-2800

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State issuer's revenues for its most recent fiscal year.   $90,076

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No☒

CONTINENTAL FUELS, INC.

Form 10-KSB/A
For the Fiscal Year Ended December 31, 2006

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

Explanatory Note

This amendment on Form 10-KSB/A is being filed to amend our annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 17, 2007, (the “Original Report”), solely for the purpose of making one correction. This amendment reflects the following change:

•	An adjustment to the Consolidated Statements of Cash Flows to correct an erroneous inputted number.

This amendment does not reflect events occurring after the filing of the Original Report, or modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the date of the Original Report, and does not modify or update any other item or disclosures in the Original Report.

PART I

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

Ophthalmic International, L.L.C. and American Glaucoma, Inc.

After a series of immaterial acquisitions and spin-offs from May 1990 to September 1996, on November 5, 1996 the Registrant entered into an Asset Purchase Agreement with Ophthalmic International, L.L.C. (“OI”), and American Glaucoma, a joint venture (“AG”), which provided for the purchase of the assets of OI and AG in exchange for 1,559,222 shares of the Registrant's common stock (85%) to be issued to the Registrant's three Directors at that time. An additional 85,500 shares were issued as finders fees to twelve entities and individuals. The assets of OI were a patent pending and other proprietary information concerning equipment and a process for the treatment of open angle glaucoma. The assets of AG were the concept and a business plan for forty glaucoma treatment centers in the United States.

Recapitalizations and Reorganizations

On February 21, 2006, pursuant to Nevada statutes the number of Registrant's authorized and outstanding common stock shares were reduced in a 10-for-1 reverse stock split (the “2006 Reverse Split”).  (See “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

On March 17, 2006 and November 1, 2006, Registrant's Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000 and 400,000,000, respectively.  (See “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

5

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

On January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi sold to Mr. Marco Gutierrez a majority of Registrant's pre-2007 Reverse Split outstanding common stock for a total of $100,000 cash. (See “Item 1.  Description of Business - Subsequent Events” and “Item 9.  Directors, Executive Officers, Promoters and Control Persons,” below.)
 On February 5, 2007, a 1-for-100 reverse stock split of Registrant's outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. (See “Item 1. Description of Business - Subsequent Events” and “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

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

On February 25, 2007, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Registrant (the “Note”) into shares of the Registrant's common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Registrant's Board of Directors.

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

On March 26, 2007, the Registrant and the Noteholder mutually agreed to rescind the terms of the conversion of the Note to common stock as described above. It was mutually agreed between the Registrant and the Noteholder that, based solely on the current market price of the Registrant's common stock on its primary trading market, the conversion of the Note to common stock on the terms described no longer accurately reflected the value of the Note, would have an adverse effect on the financial statements of the Registrant, and therefore was not in the best interests of the Registrant. As of March 26, 2007, the Note had not been presented to the Registrant's transfer agent for conversion to shares of common stock and no shares of common stock had been issued under the above described terms of conversion. As a result of the rescission of the conversion terms of the Note, all of the $300,000 Note shall remain outstanding as a valid and existing liability of the Registrant. The Registrant and the Noteholder have not reached any agreements as to the terms of a future conversion of the Note.  (See “Item 1. Description of Business - Subsequent Events” and “Item 5. Market for Common Equity and Related Stockholder Matters,” and “Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.)

On February 27, 2007, Registrant's Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares. (See “Item 1. Description of Business - Subsequent Events” and “Item 4. Submission of Matters to a Vote of Security Holders,” below.)

On March 14, 2007 Registrant announced the appointment of Tim Brink as its President and Ernesto Haberer as Vice President of Business Development. (See “Item 1. Description of Business - Subsequent Events” and “Item 9. Directors, Executive Officer, Promoters and Control Persons,” below.)

On March 19, 2006 Registrant announced an agreement to acquire petroleum trading and storage companies from Universal Property Development and Acquisition Corporation (“UPDAC”) for $2.5 Million in cash and shares of Registrant's convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will be convertible into 500,000,000 shares of common stock and will also have voting rights which will equal approximately 70% of Registrant's total votes at any shareholders meeting. Therefore, upon the closing of this transaction UPDAC will have control of the Registrant. (See “Item. Description of Business - Subsequent Events,” “Item 5. Market for Common Equity and Related Stockholder Matters” and “Item 9. Directors, Executive Officer, Promoters and Control Persons,” below.)

Business of Issuer

Overview

Through January 26, 2007, the Registrant was a holding company and all business operations were conducted through its three wholly-owned subsidiaries. During 2006, the Registrant, through its Ophthalmic International, Inc. subsidiary, manufactured and marketed a fixation device with a patented designed suction ring that treats Open Angle and Pigmentary glaucoma. American Glaucoma, Inc. (“AGI”), another Registrant subsidiary, operated a glaucoma treatment center in Scottsdale, Arizona from September 1997 to March 1999. OI, an Arizona limited liability company, held the Registrant's patent.  Since February 2007, the Company has been pursuing an acquisition strategy in the oil and gas segment.

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

The Fixation Device

After four years of ongoing studies involving Dr. John T. LiVecchi, M.D., F.A.C.S., Assistant Clinical Professor of Ophthalmology, Allegheny University and Dr. Guillermo Avolos, Professor of Ophthalmology, University of Guadalajara, Mexico, it was determined that a 2 minute treatment with Ophthalmic International's “vacuum fixation device and patented design suction ring” temporarily reduced inter-ocular pressure (“I.O.P.”) in the treatment of Open Angle Glaucoma by approximately 6 Hg for an average of three months at which time the treatment can be repeated with no serious side effects. This I.O.P. lowering is achieved when the external suction device is applied over the perilimbal area for a specified time. With this treatment the Registrant believes that there are no harmful side effects, like those associated with eye drop treatments. In addition, the patent entitled “Open Angle Glaucoma Treatment Apparatus and Method” has been approved.

The first clinical study of the Registrant's product (the “PNT device”) was conducted on 86 patients over an 8 month period in 1992 by Dr. Avolos in Guadalajara, Mexico. The second clinical study of the Registrant's product was conducted on 250 patients over a two-year period ending in 1996 by Dr. Avolos and Dr. LiVecchi. The Registrant initiated a third study in September 1997 conducted by Dr. Leo Bores, the Medical Director of the Registrant's Scottsdale treatment center. This third study involved approximately 150 patients.

Dr. John LiVecchi, a former Registrant Director, and Dr. Leo Bores, a consultant, have been asked to address different medical conventions of ophthalmologists concerning the results of the studies of Registrant's procedure and equipment. A report on Registrant's clinical studies was accepted for publication by Annals of Ophthalmology in June 2004. The European Journal of Ophthalmology accepted a report for publication in January 2005.  These publications for the ultimate end-users of Registrant's products serve to educate the industry about the Registrant's products and their efficacy. They also aid in building credibility with potential product distributors.

Registrant executed a distribution agreement dated September 9, 2003, with EuPharmed s.r.l. of Rome, Italy (“EuP”) which grants the exclusive distribution rights for Registrant's PNT products for the country of Italy to EuP for a period of five years (the “Italian Contract”). EuP may extend the agreement for an additional two years by agreeing to additional minimum purchases. EuP will conduct a one year randomized clinical trial of PNT involving 80 patients and four different clinics in Italy. EuP will bear all costs of this trial, except for the PNT equipment and rings which Registrant will provide free of charge. The clinical trial was to commence in September 2003, but was postponed until the Fall of 2004. The patient enrollment for this study has taken longer than originally estimated.  This agreement provides for monthly minimum purchase quantities commencing in March 2004. That date was postponed until after the Type 2a product classification was received by Registrant. Registrant received its Type 2a product classification in July 2004.

Registrant executed another agreement dated September 29, 2003, with EuP which grants to EuP the exclusive distribution rights to EuP for the countries of Algeria, Libya, Morocco and Tunisia on the same terms as the Italian Contract, except for the monthly minimum purchase quantities for these North African countries.

Registrant executed a distribution agreement dated November 10, 2003 with Izasa, S.A. of Madrid, Spain (“Izasa”) which grants the exclusive distribution rights for Registrant's PNT products for the country of Spain to Izasa for a period of five years (the “Spanish Contract”). Izasa may extend the agreement for an additional two years by agreeing to additional minimum purchases. This agreement provides for annual minimum purchase quantities commencing in January 2004. That date was postponed until after the Type 2a product classification was received by Registrant.

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

On April 21, 2006 Registrant entered into an agreement with Laboratoires DOLIAGE SAS (“LDS”) which appointed LDS as Registrant's exclusive partner in France to market and distribute the PNT equipment and rings under an arrangement whereby costs paid for the products and certain LDS marketing and administrative expenses are charged against sales proceeds, with Registrant and LDS sharing equally in the net proceeds. LDS will arrange clinical trials in France at 2 to 4 clinics on approximately 100 patients. The cost of these clinical trials will be shared equally by the parties, but Registrant's financial liability for the clinical trials is limited to its share of the net product revenues under the agreement. Registrant's agreement with LDS has an initial term of 8 years, provided an annual budget for each subsequent year is agreed upon by the parties by December 31. Registrant and LDS did not agree to an annual budget for 2007 by December 31, 2006. Therefore, either party may now terminate this agreement.

During the 2006 fiscal year, Registrant sold and delivered 44 PNT units and 3,500 patented rings to its European distributors.

The Registrant's vacuum equipment is composed of special order parts, such as the molded case, display board, circuit boards, and motors, all for which Registrant has established manufacturing relationships with manufacturers. Registrant's subsidiary, Ophthalmic International, Inc., assembled the vacuum fixation device at its offices in Fountain Hills, Arizona. The Registrant purchased the patented rings on a purchase-order basis from a medical device manufacturer, which manufactured the rings from the specially designed mold owned by the Registrant.

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

The Registrant submitted a 510(k) premarket notification to the FDA on its PNT product in August 1998. The FDA rejected this notification in October 1998, on the basis that the Registrant's PNT product was not substantially equivalent to other products currently on the market and intended to lower intraocular pressure. The Registrant met with the FDA in February 1999 to discuss the concerns expressed by the agency with respect to the substantial equivalence and safety of the PNT product. The Registrant made a submission to the FDA in April 1999 that was intended to provide the agency with detailed information addressing many of the concerns expressed by the FDA at the February 1999 meeting. This submission did not satisfy the FDA with respect to the patient risk associated with the clinical use of the PNT product.

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

Clinical data to support either a 510(k) premarket notification or a PMA must be collected pursuant to the FDA's Investigational Device Exemption (“IDE”) regulation. The IDE regulation describes two types of device studies: 1) significant risk and 2) nonsignificant risk studies. The principal difference from a regulatory point of view between the two types of studies is that significant risk studies must be reviewed and approved by both the FDA and an Institutional Review Board (“IRB”) before they may be initiated, while nonsignificant risk studies require only IRB review and approval prior to study initiation. The Registrant believes that its studies of its PNT product are nonsignificant risk in nature. The Registrant therefore has conducted several clinical studies of the PNT product after receiving IRB approval in 1994, 1996, and 1998 from three different IRBs. The approximately 170 patients treated at the Registrant's Scottsdale treatment center since 1997 were treated in accordance with the clinical protocols that received IRB approval in 1994 and 1998. To date, no negative adverse reactions have been reported in connection with the use of the PNT device on glaucoma patients for any of the studies conducted. However, as of March 3, 2000, the FDA is maintaining that the PNT product presents “significant risk” to patients and is requiring the additional patient study proceed under “significant risk” criteria.

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

Competition

The medical device and service industries are highly competitive. The Registrant's patented device and treatment process were in competition with established and future glaucoma treatment procedures and products. Since Medicare does not currently reimburse patients for the cost of these prescription medications but has paid for the PNT procedure, the Registrant believes a substantial number of the glaucoma patients in the U.S. would benefit economically from the PNT procedure to the extent their prescription medication could be reduced.

Employees

In addition to its two officers, Dr. LiVecchi, its Medical Director and John Sharkey, its Director of Business Development, during 2006 the Registrant engaged three persons as full-time consultants, an administrative employee at the corporate headquarters, and a European marketing consultant in Italy.  Dr. LiVecchi resigned as Medical Director in December 2006.

Subsequent Events

On January 26, 2007, Registrant and G. Richard Smith, an individual residing in Arizona, entered into an Asset Sales Agreement (the “ASA”) dated as of January 24, 2007, pursuant to which the Registrant agreed to sell and Mr. Smith agreed to purchase substantially all of the Registrant's assets, except for the European distribution agreements (collectively the “Assets”). The purchase price for the Assets pursuant to the ASA was $300,000 in cash (the “Purchase Price”). The Purchase Price was paid upon the closing of the transaction. Upon receipt of the Purchase Price, the Registrant, pursuant to the terms of the ASA, used the Purchase Price to pay certain of the Registrant's outstanding debts and accounts payable. Under the terms of the ASA, Mr. Smith assumed certain of the existing debts and liabilities of the Registrant and its subsidiaries that existed on the date of execution of the ASA, which remained unpaid after the Purchase Price and an additional $200,000 had been paid out by the Registrant on such outstanding debts and liabilities. Prior to January 26, 2007, Mr. Smith was Chairman of the Registrant's board of directors and was the Registrant's corporate secretary.

On January 19, 2007, Registrant's Board of Directors and the holders of a majority of Registrant's outstanding common stock approved a 1-for-100 reverse stock split of the Registrant's outstanding common stock (the “2007 Reverse Split”). The 2007 Reverse Split became effective on February 5, 2007, and was applicable to all the common stock of the Registrant outstanding on that date.

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

On February 25, 2007, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Registrant (the “Note”) into shares of the Registrant's common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Registrant's Board of Directors.

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

On March 26, 2007, the Registrant and the Noteholder mutually agreed to rescind the terms of the conversion of the Note to common stock as described above. It was mutually agreed between the Registrant and the Noteholder that, based solely on the current market price of the Registrant's common stock on its primary trading market, the conversion of the Note to common stock on the terms described no longer accurately reflected the value of the Note, would have an adverse effect on the financial statements of the Registrant, and therefore was not in the best interests of the Registrant. As of March 26, 2007, the Note had not been presented to the Registrant's transfer agent for conversion to shares of common stock and no shares of common stock had been issued under the above described terms of conversion. As a result of the rescission of the conversion terms of the Note, all of the $300,000 Note shall remain outstanding as a valid and existing liability of the Registrant. The Registrant and the Noteholder have not reached any agreements as to the terms of a future conversion of the Note.

On February 27, 2007, Registrant's Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares.

On March 14, 2007 Registrant announced the appointment of Timothy Brink as its President and Ernesto Haberer as Vice President of Business Development. (See “Item 9. Directors, Executive Officer, Promoters and Control Persons,” below.)

On March 19, 2006 Registrant announced an agreement to acquire petroleum trading and storage companies from Universal Property Development and Acquisition Corporation (“UPDAC”) for $2.5 Million in cash and shares of Registrant's convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will be convertible into 500,000,000 common stock shares and will also have voting rights which will equal approximately 70% of Registrant's total votes at any shareholders meeting. Therefore, upon the closing of this transaction UPDAC will have control of the Registrant.

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

On February 21, 2006, pursuant to Nevada statutes the number of Registrant's authorized and outstanding common stock shares was reduced in a 10-for-1 reverse stock split (the “2006 Reverse Split”).   The 2006 Reverse Split was approved by the consent of the holders of a majority of Registrant's outstanding common stock at the time.

On March 17, 2006 and November 1, 2006, Registrant's Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000 and 400,000,000, respectively. These amendments to the Articles of Incorporation were approved by the consent of the holders of a majority of Registrant's outstanding common stock at the time.

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

On February 5, 2007, a 1-for-100 reverse stock split of Registrant's outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. The 2007 Reverse Split was approved by the consent of the holders of a majority of Registrant's outstanding common stock at the time.

On February 27, 2007, Registrant's Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares. This amendment to the Articles of Incorporation was approved by the consent of the holders of a majority of Registrant's outstanding common stock at the time.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

During 2006, the principal U.S. market in which the Registrant's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market under the symbols “CDIK.” From February 5, 2000 to March 23, 2007, Registrant's common stock was traded under the symbol “CNDI” and on March 23, 2007, commenced trading under the symbol “CFUL.” Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high trading prices in 2005 and 2006, by fiscal quarter, as adjusted for the 10-for-1 reverse stock split on February 21, 2006, the 1-for-100 reverse stock split on February 5, 2007, and through March 1, 2007.

After the reverse split on February 5, 2007, Registrant's shares traded under the symbol “CNDI.”

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

On February 21, 2006, a 10-for-1 reverse stock split  of Registrant's outstanding common stock (the “2006 Reverse Split”) became effective.

On March 17, 2006 and November 1, 2006, Registrant's Articles of Incorporation were amended to increase the number of authorized common stock shares to 200,000,000 and 400,000,000, respectively.

On February 5, 2007, a 1-for-100 reverse stock split of Registrant's outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split.

On February 25, 2007, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Registrant (the “Note”) into shares of the Registrant's common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Registrant's Board of Directors.

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

On March 26, 2007, the Registrant and the Noteholder mutually agreed to rescind the terms of the conversion of the Note to common stock as described above. It was mutually agreed between the Registrant and the Noteholder that, based solely on the current market price of the Registrant's common stock on its primary trading market, the conversion of the Note to common stock on the terms described no longer accurately reflected the value of the Note, would have an adverse effect on the financial statements of the Registrant, and therefore was not in the best interests of the Registrant. As of March 26, 2007, the Note had not been presented to the Registrant's transfer agent for conversion to shares of common stock and no shares of common stock had been issued under the above described terms of conversion. As a result of the rescission of the conversion terms of the Note, all of the $300,000 Note shall remain outstanding as a valid and existing liability of the Registrant. The Registrant and the Noteholder have not reached any agreements as to the terms of a future conversion of the Note.

On February 27, 2007, Registrant's Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares.

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

The transfer agent for the Registrant's common stock is Integrity Stock Transfer, 2920 N. Green Valley Parkway, Building 5 - Suite 527, Henderson, Nevada 89014.

Preferred Stock

The Registrant is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share, of which no shares were issued and outstanding at the date of this report. The Preferred Stock shares shall have the rights, limitations and obligations which the Board of Directors shall determine at the time the Preferred Stock is issued.

On March 19, 2006 Registrant announced an agreement to acquire petroleum trading and storage companies from Universal Property Development and Acquisition Corporation (“UPDAC”) for $2.5 Million in cash and shares of Registrant's convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will be convertible into 500,000,000 shares of common stock and will also have voting rights which will equal approximately 70% of Registrant's total votes at any shareholders meeting. Therefore, upon the closing of this transaction UPDAC will have control of the Registrant.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this report.

Critical Accounting Policies

“Management's Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most “critical accounting policies” in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

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

Year Ended December 31, 2006

Operations.

Registrant continued delivery of its PNT products to its European distributors in 2006. Total sales were $90,076, with a cost of goods sold of $58,614. Registrant's gross margin on its products sold was approximately 34.9%, but its marketing expenses for these European sales far exceeded the gross sales. Registrant sold its operations to its former Chairman in January 2007.

For the year ended December 31, 2006 Registrant experienced a loss from operations of $3,964,367, which was comprised primarily of its gross profit from European sales of $31,462, its general and administrative expenses incurred at the corporate level of $3,911,861, and interest expense of $83,968. 93.6% of Registrant's 2006 corporate expenses consisted of salaries and consulting wages of $1,012,660 (25.9%), officer and Director stock bonus and option compensation of $1,398,350 (35.7%), consultant stock bonus and option compensation of $201,370 (5.1%), employee stock bonus and option compensation of $84,720 (2.2%), professional expenses of $448,871 (11.6%) and public relations expenses of $513,611 (13.1%). In comparison, during 2005 86.1% of Registrant's corporate expense of $2,230,801 consisted of salaries and wages of $941,118 (42.2%), officer and Director stock bonus and option compensation of $189,000 (8.5%), consultant stock bonus and option compensation of $76,500 (3.4%), employee stock bonus and option compensation of $18,000 (0.8%), professional expenses of $341,412 (15.3%) and public relations expense of $354,979 (15.9%). The increase in salaries and consulting wages in 2006 from 2005 resulted primarily from the increased salaries of Registrant's officers and Directors. The stock bonus and option compensation was awarded for the execution of the distribution agreement in France and Canada. The increase in professional expenses in 2006 from 2005 occurred as a result of increased accounting expenses in 2006. The increase in public relation expenses in 2006 from 2005 resulted from more public relation firm contracts in 2006. Approximately 98.2% of the corporate expenses in 2006 were paid with Registrant's common stock in order to preserve Registrant's cash resources.  Registrant's expenses will be entirely different after the January 2007 sale of Registrant's assets to its former Chairman.

Liquidity and Capital Resources.

Because of the Registrant's cash position at 2005 year-end and general and administrative expenses totaling approximately $3,900,000 per year, the Registrant suffered from a liquidity shortage during 2006. From January 1, 2006 to December 31, 2006 Registrant borrowed a total of $323,200 from its three Directors. After Registrant's transactions on January 26, 2007, all loans to Registrant's former Directors were repaid except $15,775 owed to G. Richard Smith, $12,600 owed to Gary R. Smith, and $5,000 owed to Dr. LiVecchi, all of which are the liability of Registrant's former Chairman.

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

18

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2006, of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the Company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions.  Management plans to identify an appropriate service provider to eliminate this material weakness.

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

Our external auditors, Semple, Marchal & Cooper, LLP, have not issued an attestation report on management's assessment of the Company's internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float.”

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

On January 26, 2007, Mr. Marco Gutierrez was appointed to serve as the Secretary of the Registrant.

On February 26, 2007, Mr. Peter Gelb submitted to the Registrant his resignation from all his executive officer positions with the Registrant, including his position as Chief Executive Officer of the Registrant. Mr. Gelb's resignation as Chief Executive Officer became effective on March 1, 2007. Mr. Gelb continues as a director of the Registrant and remains the Chairman of the Registrant's Board of Directors.

On February 26, 2007, the board of directors of the Registrant approved the appointment of Mr. Timothy Brink as Chief Executive Officer, President and Chief Financial Officer of the Registrant, which appointment became effective on March 1, 2007.

In March 2007, Registrant's Board of Directors approved the appointment of Ernesto Haberer as Vice President of Business Development.

The Board of Directors of the Registrant currently consists of two members, Mr. Peter Gelb and Mr. Marco Gutierrez. The full Board of Directors of the Registrant consists of five seats. Currently, three seats of the Registrant's Board of Directors are vacant.

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

Ernesto Haberer, age 66, has over 35 years experience in the Oil Refining, Production, Petrochemical and Chemical fields, as well as in international sourcing and trading of petroleum products and equipment to Continental Fuels. He has occupied senior management and executive positions with major US and multinational firms in the United States, as well as in Switzerland, France, Argentina, Mexico, and Brazil. Mr. Haberer is the owner and President of IRC Group, Inc., an international trading and consulting business, with offices in the United States, United Kingdom, Switzerland, Mexico, Brazil, Malaysia and Indonesia. He is a member of American Chemical Society, NPRA (National Petroleum Refiners Association), Grupo Hulero Mexicano, ANIQ (Asociacion Nacional de la Industria Quuimica, Mexico), and the Brazilian Chemical Association, Camara Argentina de la Industria Quimica. Additionally, Mr. Haberer is a Founding Member and delegate to the Asia Pacific Economic Council (APEC) and has signed bilateral cooperation agreements with the Chamber of Industry and Commerce of Malaysia, Indonesia, and Singapore. Mr. Haberer is a graduate from the University of Montevideo (Uruguay), the University of Paris (France), and the INSEAD (France); he holds a BS and a PhD in Chemical and Nuclear Engineering, and an MBA. He is also a Member of the International Who's Who of Businessmen.

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

Marco Gutierrez, age 34, has experience in the retail merchandising and licensing field.  >From February 2004 until February 2007, he was Assistant Director of Merchandise Buying for Ron Jon Surf Shop, which has stores in several locations in the United States, as well as Canada and Mexico.  Prior to entering the retail industry, Mr. Gutierrez was a Physical Therapist for Brevard HealthWorx from June of 2002 until October of 2003.

During 2006, Registrant's Board of Directors served as its Audit Committee because Registrant was too small to have an Audit Committee at that time. During 2006, Registrant did not have an audit committee financial expert because no one on the Board of Directors was so qualified.  It is not known at this time whether Continental Fuels, Inc., as Registrant, will have an audit committee or an audit committee financial expert.

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

Item 10.	Executive Compensation.

The following table sets forth the salaries of the Registrant's two officers for the fiscal year ending December 31, 2006.

		Annual Compensation					Long-Term Compensation
						Other	Restricted	Securities
						Annual	Stock	Underlying		LTIP	All other
Name and Principal		Salary		Bonus		Compensation	Award(s)	Options/		Payouts	Compensation
Position	Year	($)		($)		($)	($)	SARs (#)		($)	($)

G. Richard Smith	2006	$187,500	(1)	$332,500	(2)	$-	$-	200,000	(3)	$-	$-
Chairman	2005	150,000	(4)	69,000	(5)	-	-	-		$-	$-
	2004	150,000	(6)	-		-	-	965,200	(7)	-	-

Gary R. Smith	2006	187,500	(1)	332,500	(2)	-	-	200,000	(3)	-	-
President	2005	150,000	(4)	69,000	(5)	-	-	-		-	-
	2004	150,000	(6)	-		-	-	965,200	(7)	-	-
_______________
(1)	$120,834 of this salary was paid in 294,717 shares of restricted common stock in August 2006. The remaining $66,668 of salary was waived and forfeited in November 2006.

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

The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the 2006 fiscal year to the Company's chief executive officer and each other executive officer.

Name	Number of Securities Underlying Options/SARs Granted (#)		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

G. Richard Smith	200,000	(1)	0%	$5.30	(1)

Gary R. Smith	200,000	(1)	0%	$5.30	(1)
_______________
(1)	These options were forfeited and waived in August 2006.

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at December 31, 2006 for the Company's chief executive officer and each other officer.

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

(2)	Mr. Brink's, Mr. Haberer's and Mr. Gelb's address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.

(3)
Mr. Gutierrez' address is 700 North Courtnay Pkwy., #409, Merritt Island, Florida 32953.  If the transaction with UPDAC is completed, Mr. Gutierrez' shares will represent approximately 1.0% of Registrant's voting shares.  (See Note 5, below.)

(4)
Ms. Sandhu's address is 43111 University Place, Miami, Florida 33146.  If the transaction with UPDAC is completed, Ms. Sandhu's shares will represent approximately 28.2% of Registrant's voting shares.  (See Note 5, below.)

(5)
On March 19, 2007, Registrant announced an agreement to acquire petroleum trading and storage companies from UPDAC for $2.5 Million in cash and shares of Registrant's convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will also have voting rights which will equal approximately 70% of Registrant's total votes at any shareholders meeting.  As chief executive officer of UPDAC, Kamal Abdallah will be responsible for voting UPDAC's Preferred Stock at any Registrant shareholder meeting.  UPDAC's address is 14255 Hwy 1, Suite 209, Juno Beach, Florida 33408.

(6)	G. Richard Smith was a former officer and director of the Registrant who resigned from his positions with the Registrant on January 26, 2007.

(7)	Gary R. Smith was a former officer and director of the Registrant who resigned from his positions with the Registrant on January 26, 2007.

(8)	John LiVecchi was a former officer and director of the Registrant who resigned from his positions with the Registrant in December 2006.

(9)	If the transaction with UPDAC is completed, the shares of Registrant's officers and Directors will represent approximately 1.0% of the Registrant's voting shares. (See Note 5, above.)

The following table sets forth certain information concerning outstanding equity compensation plans approved by Registrant's shareholders and not approved by Registrant's shareholders at December 31, 2006.

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

>From July 1, 2006 through September 30, 2006, G. Richard Smith loaned the Registrant $30,000; Gary R. Smith had loaned Registrant $20,000; and Dr. John T. LiVecchi had loaned Registrant $5,000. On August 24, 2006, G. Richard Smith was repaid $99,000 of principal and $5,389 of interest by the issuance of 254,609 restricted common stock shares; Gary R. Smith was repaid $87,000 of principal and $3,999 of interest by the issuance of 221,948 restricted common stock shares; and John LiVecchi was repaid $87,000 of principal and $6,613 of interest by the issuance of 228,326 restricted common stock shares.

G. Richard Smith and Gary R. Smith each loaned the Company $10,000 from October 1, 2006 through December 31, 2006.  Dr. LiVecchi made no loans to the Company in the fourth quarter of 2006. At December 31, 2006, G. Richard Smith was owed $15,775, Gary R. Smith was owed $12,600 and Dr. LiVecchi was owed $5,000.

In 2003, G. Richard Smith loaned the Company $300,000 to repay a third party long-term loan. That loan bears interest at the rate of 16% per annum, is secured by the Registrant's assets and the interest thereon is paid monthly.  This note is still outstanding on April 6, 2007, but the assets previously securing the repayment of the note were sold to G. Richard Smith on January 26, 2007.

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

On January 26, 2007, Registrant and G. Richard Smith, Chairman and a Director of Registrant, entered into an Asset Sales Agreement (the “ASA”) dated as of January 24, 2007, pursuant to which the Registrant agreed to sell and Mr. Smith agreed to purchase substantially all of the Registrant's assets, except for the European distribution agreements (collectively the “Assets”). The purchase price for the Assets pursuant to the ASA was $300,000 in cash (the “Purchase Price”). Under the terms of the ASA, Mr. Smith assumed certain of the existing debts and liabilities of the Registrant and its subsidiaries that existed on the date of execution of the ASA, which remain unpaid after the Purchase Price and an additional $200,000 had been paid out by the Registrant on such outstanding debts and liabilities. The Board of Directors of the Registrant determined that the Purchase Price for the Assets was fair to the shareholders of the Registrant based on the recent market prices of Registrant's common stock and Registrant's past performance.

Item 13.	Exhibits.

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB/A with respect to documents incorporated by reference in accordance with Rule 12b-33.

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

Name	Title	Date

/s/ Timothy Brink	Chief Executive Officer, President and Chief Financial Officer	April 16, 2007
Timothy Brink

/s/ Peter Gelb	Chairman of the Board; Director	April 16, 2007
Peter Gelb

/s/ Marco Gutierrez	Secretary; Director	April 16, 2007
Marco Gutierrez

SUPPLEMENTAL INFORMATION AND EXHIBITS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant's fiscal year ended December 31, 2006. The Registrant currently has not held its Annual Meeting of Stockholders.

Four copies of all material to be mailed to stockholders with respect to such meeting will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be filed with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in any subsequent Form 10-KSB/A); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting, Information Statement with Schedules and/or Exhibits annexed thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Continental Fuels, Inc. (formerly Coronado Industries, Inc.)

We have audited the accompanying consolidated balance sheets of Continental Fuels, Inc. (formerly Coronado Industries, Inc.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Fuels, Inc. (formerly Coronado Industries, Inc.) at December 31, 2006 and 2005, and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
March 22, 2007

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS
	December 31,
	2006	2005
CURRENT ASSETS
Cash & Cash Equivalents	$-	$12,340
Accounts Receivable	24,478	14,015
Inventory	12,206	24,289
Prepaid Expenses	14,866	14,078
Total Current Assets	51,550	64,721

Property and equipment, net	6,098	8,121

OTHER ASSETS
Deposits	4,520	4,520

TOTAL ASSETS	$62,168	$77,363
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable - related parties	$333,375	$310,000
Notes payable	132,349	100,000
Bank overdraft	1,770	-
Accounts payable	164,080	63,546
Accrued salaries	15,000	470,500
Accrued interest	12,669	7,631
Accrued taxes	163,794	115,821

TOTAL LIABILITIES	823,037	1,067,498

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $.0001 par value; 100,000,000 shares authorized, none issued or outstanding	-	-
Common Stock - $.001 par value; 900,000,000 shares authorized 2,812,323 and 278,796 shares issued and outstanding at December 31, 2006 and 2005, respectively	2,812	279
Additional paid-in capital	19,408,417	15,217,317
Accumulated deficit	(20,172,098)	(16,207,731)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(760,869)	(990,135)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,168	$77,363
The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	For the Year Ended December 31,
	2006	2005

PRODUCT REVENUES	$90,076	$109,330
Cost of Product Revenues	58,614	76,046

GROSS PROFIT	31,462	33,284

GENERAL & ADMINISTRATIVE EXPENSES
Salaries and wages	1,012,660	941,118
Salaries and option bonuses
- officers and directors	1,398,350	189,000
- consultants	201,370	76,500
- employees	84,720	18,000
Public relations and marketing	513,611	354,979
Legal and professional fees	334,538	229,999
FDA expense	114,333	111,413
Rent expense	54,240	63,697
Miscellaneous expense	198,039	246,095
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	3,911,861	2,230,801

LOSS FROM OPERATIONS	(3,880,399)	(2,197,517)

OTHER INCOME (EXPENSES)
Extinguishment of Debt	-	10,481
Interest expense	(83,968)	(71,143)

TOTAL OTHER INCOME (EXPENSES)	(83,968)	(60,662)

NET LOSS	$(3,964,367)	$(2,258,179)

Basic Loss per Share	$(3.82)	$(10.68)

Weighted Average Shares Outstanding	1,036,940	211,490

The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

BALANCE AT DECEMBER 31, 2004 (POST-SPLIT)	183,292	$183	$12,668,586	$(13,949,552)	$(1,280,783)

Stock issued for debt & interest	43,259	43	519,443	-	519,486

Stock Issued for services	51,595	52	1,256,672	-	1,256,724

Forgiveness of officer salaries	-	-	751,417	-	751,417

Stock options exercised	650	1	21,199	-	21,200

Net loss	-	-	-	(2,258,179)	(2,258,179)

BALANCE AT DECEMBER 31, 2005	278,796	279	15,217,317	(16,207,731)	(990,135)

Stock issued for services	1,343,256	1,343	1,697,438	-	1,698,781

Stock and options issued for bonuses	465,500	465	1,967,475	-	1,967,940

Reverse stock split - Fractional Shares	2	-	-	-	-

Forgiveness of officer salaries	-	-	229,756	-	229,756

Stock issued for debt and interest	724,769	725	296,431	-	297,156

Net loss for the year ended, December 31, 2006	-	-	-	(3,964,367)	(3,964,367)

BALANCE AT DECEMBER 31, 2006	2,812,323	$2,812	$19,408,417	$(20,172,098)	$(760,869)

The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	For the Year Ended December 31,
	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,964,367)	$(2,258,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,023	2,138
Stock issued for salaries, consulting & interest	1,714,938	1,266,710
Forgiveness of officer salaries	229,756	751,417
Stock and options issued for bonuses	1,967,940	-
Accounts payable converted to debt	32,348	-

Changes in Assets and Liabilities:
Accounts Receivable	(10,463)	27,271
Prepaid Expenses	(788)	888
Inventory	12,083	(9,157)
Deferred Compensation	-	20,833
Accounts payable	100,534	(7,037)
Accrued salaries	(455,500)	(217,817)
Accrued interest	5,038	2,829
Accrued taxes	47,972	(25,314)
NET CASH USED IN OPERATING ACTIVITIES	(318,486)	(445,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	1,770	-
Repayment of notes payable - related parties	(26,824)	-
Proceeds from borrowings	381,200	436,500
Repayment of notes payable	(50,000)	-
Proceeds from exercise of options	-	21,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	306,146	457,700

(Continued)

The accompanying notes are an integral part of these financial statements.

CONTINENTAL FUELS, INC. (FORMERLY CORONADO INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (Continued)

	For the Year Ended December 31,
	2006	2005

NET CHANGE IN CASH & CASH EQUIVALENTS	(12,340)	12,282

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,340	58

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$12,340

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$56,262	$58,325

Non-cash Transactions:
Issuance of common stock for services	1,698,781	1,266,710
Issuance of common stock for debt	281,000	509,500
Issuance of common stock for interest	16,155	9,989
Issuance of common stock and options for bonuses	1,967,940	795,417
Proceeds from borrowings - Related Parties	-	436,500
Forgiveness of officers salaries	229,756	751,417
Accounts payable converted to debt	32,348	-

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

On February 27, 2007, the Company's Articles of Incorporation were amended to change its name to Continental Fuels, Inc.

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

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company's ability to continue as a going concern

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (Continued)

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

RECLASSIFICATIONS

Certain balances in the accompanying December 31, 2005 consolidated balance sheet were reclassified to conform to the current year's presentation.

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

STOCKHOLDERS' EQUITY

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

Assumptions used to determine compensation expense are determined as follows:

•	Expected term is determined using a weighted average of the contractual term of the award;

•	Expected volatility of award grants is measured using the weighted average of historical daily changes in the market price of the Company's common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of awards granted and management's analysis of potential forfeitures.

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

2005
Net loss:
As Reported	$(2,258,179)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(233,000)

Pro forma net loss	$(2,491,179)
Loss per share:
As reported	$(10.68)
Pro forma	$(11.78)

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

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, notes payable to related parties consist of the following:

	2006	2005

16% per annum note payable to a stockholder, principal and interest due March, 2007	$300,000	$300,000

18% per annum note payable to a stockholder, principal and interest due on demand; unsecured	2,000	-

15% per annum notes payable to stockholders, principal and interest due at various times	31,375	10,000
	333,375	310,000
Less: Current Portion	(333,375)	(310,000)
	$-	$-

NOTE 5. SHAREHOLDERS' EQUITY

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

On January 11, 2006, the Company's Board of Directors approved the issuance of 105,000 (post-split) restricted shares of its common stock to one employee and six consultants as stock bonuses valued at $94,500 for services rendered in 2005.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

		Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding July 20, 2006	-	-	$-	$-	$-
Granted	15,000	2.40	9.5	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-

Outstanding December 31, 2006	15,000	$2.40	9.5	$-	$-

Exercisable December 31, 2006	15,000	$2.40	9.5	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted under the 2006 Coronado Industries, Inc. Executive Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding March 24, 2006	-	-	$-	$-	$-
Granted	600,000	5.30	9.23	450,000
Exercised	-	-	-	-	-
Forfeited or expired	(600,000)	(5.30)	-	(450,000)	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

On March 24, 2006 the Board of Directors approved the 2006 Coronado Industries, Inc. Employee Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 96,000 (post-split) shares of common stock were reserved for issuance.

A summary of the activity of the plan is as follows:

		Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding March 24, 2006	-	-	$-	$-	$-
Granted	96,000	5.30	9.23	72,000
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	96,000	$5.30	9.23	$72,000	$-

Exercisable December 31, 2006	96,000	$5.30	9.23	$72,000	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted under the 2004 Coronado Industries, Inc. Executive Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	63,956	$55.00	7.62	$2,355,138	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(63,956)	(55.00)	-	(2,355,138)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted under the 2004 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	2,900	$55.00	8.00	$109,330	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(2,900)	(55.00)	-	(109,330)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted under the 2004 Coronado Industries, Inc. Executive Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	15,000	$70.00	7.47	$940,500	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(15,000)	(70.00)	-	(940,500)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted under the 2004 Coronado Industries, Inc. Employee Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	3,350	$70.00	7.47	$210,045	$-
Granted	-	-	-	-	-
Exercised	(150)	-	-	-	-
Cancelled/Forfeited	(3,200)	(70.00)	-	(210,045)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

F-23

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

On September 19, 2003 the Board of Directors approved the 2003 Coronado Industries, Inc. Executive Stock Option Plan. The Plan authorizes the Company to grant stock options to key employees of the Company. Under the aforementioned Plan, 50,894 (post-split) shares of common stock were reserved for issuance.

A summary of the activity of the plan is as follows:

		Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	50,894	$33.00	6.00	$1,373,836	$-
Granted	-	-	-	-	-
Exercised	(19,942)	(33.00)	-	(538,316)	-
Cancelled/Forfeited	(15,894)	(33.00)	-	(429,050)	-
Outstanding December 31, 2005	15,058	33.00	6.00	406,470	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	15,058	$33.00	6.00	$406,470	$-

Exercisable December 31, 2006	15,058	$33.00	6.00	$406,470	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted under the 2003 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	1,800	$70.00	7.00	$102,600	$-
Granted	-	-	-	-	-
Exercised	(400)	(70.00)	-	-	-
Cancelled/Forfeited	(1,400)	(70.00)	-	(102,600)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	6,000	$12.00	4.00	$169,500	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Outstanding December 31, 2005	6,000	12.00	4.00	169,500	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	6,000	$12.00	4.00	$169,500	$-

Exercisable December 31, 2006	6,000	$12.00	4.00	$169,500	$-
________________

(1)	Remaining contractual term is presented in years.

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

As of December 31, 2006, all outstanding options granted under the 2002 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	400	$10.00	5.00	$12,000	$-
Granted	-	-	-	-	-
Exercised	(100)	(10.00)	-	(3,000)	-
Cancelled/Forfeited	(300)	(10.00)	-	(9,000)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted the 2001 Coronado Industries, Inc. Management Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	2,984	$16.00	2.70	$163,800	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(2,984)	(16.00)	-	(163,800)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted under the 2001 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	725	$200.00	5.00	$39,825	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(725)	(200.00)	-	(39,825)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

As of December 31, 2006, all outstanding options granted under the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	6,000	$135.00	4.00	$57,000	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(6,000)	(135.00)	-	(57,000)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

As of December 31, 2006, all outstanding options granted under the 2000 Coronado Industries, Inc. Management Bonus Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	2,600	$198.00	2.70	$24,800	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(2,600)	(198.00)	-	(24,800)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

As of December 31, 2006, all outstanding options granted under the 2000 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	500	$135.00	4.00	$4,800	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(500)	(135.00)	-	(4,800)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

As of December 31, 2006, all outstanding options granted under the 1999 Coronado Industries, Inc. Employee Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	550	$200.00	2.80	$63,300	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(550)	(200.00)	-	(63,300)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

As of December 31, 2006, all outstanding options granted under 1998 Coronado Industries, Inc. Stock Option Plan have been exercised or cancelled. A summary of the activity of the plan is as follows:

Weighted
	Weighted	Average	Remaining	Aggregate	Aggregate
	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2004	1,350	$56.00	2.00	$186,235	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/Forfeited	(1,350)	(56.00)	-	(186,235)	-
Outstanding December 31, 2005	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding December 31, 2006	-	$-	-	$-	$-

Exercisable December 31, 2006	-	$-	-	$-	$-
________________

(1)	Remaining contractual term is presented in years.

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

NOTE 5. SHAREHOLDERS' EQUITY (Continued)

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

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INCOME TAXES

As of December 31, 2006 and 2005, the components of deferred income taxes are as follows:

	2006	2005
Long-term Deferred Tax Assets (Liabilities)
Net operating loss carry-forwards	$7,050,000	$5,685,000
Less: valuation allowance	(7,050,000)	(5,685,000)
Net Long-term Deferred Tax Asset	$-	$-

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

As of December 31, 2006, the Company has net operating loss carry-forwards available to offset future federal and state taxable income in the amounts of approximately $20,006,000 and $10,631,000, respectively, and expiring as follows:

	Net Loss Carry-forward		Year of
	Amount Available		Expiration
Year	Federal	State	Federal	State
1993	137,000	-	2008	--
1994	65,000	-	2009	--
1995	97,000	-	2010	--
1996	31,000	-	2011	--
1997	561,000	-	2012	--
1998	1,820,000	-	2018	--
1999	1,048,000	-	2019	--
2000	3,206,000	-	2020	--
2001	2,400,000	-	2021	--
2002	1,315,000	1,315,000	2022	2007
2003	1,136,000	1,136,000	2023	2008
2004	1,970,000	1,970,000	2024	2009
2005	2,260,000	2,260,000	2025	2010
2006	3,960,000	3,960,000	2026	2011
	20,006,000	10,631,000

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

Registrant executed a distribution agreement dated September 9, 2003, with EuPharmed s.r.l. of Rome, Italy (“EuP”) which grants the exclusive distribution rights for Registrant's PNT products for the country of Italy to EuP for a period of five years (the “Italian Contract”). EuP may extend the agreement for an additional two years by agreeing to additional minimum purchases. EuP will conduct a one year randomized clinical trial of PNT involving 80 patients and four different clinics in Italy. EuP will bear all costs of this trial, except for the PNT equipment and rings which Registrant will provide free of charge.

Registrant executed another agreement dated September 29, 2003, with EuP which grants to EuP the exclusive distribution rights to EuP for the countries of Algeria, Libya, Morocco and Tunisia on the same terms as the Italian Contract, except for the monthly minimum purchase quantities for these North African countries.

Registrant executed a distribution agreement dated November 10, 2003, with Izasa, S.A. of Madrid, Spain (“Izasa”) which grants the exclusive distribution rights for Registrant's PNT products for the country of Spain to Izasa for a period of five years (the “Spanish Contract”). Izasa may extend the agreement for an additional two years by agreeing to additional minimum purchases. This agreement provides for annual minimum purchase quantities commencing in January 2004. That date was postponed until after the Type 2a product classification was received by Registrant.

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

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMITMENTS (Continued)

Operating Leases (Continued)

Future minimum lease payments under the Company's operating lease as of December 31, 2006 are as follows:

Year Ending December 31:
2007	54,240
2008	54,240
2009	54,240
Future minimum lease payments	$162,720

For the years ended December 31, 2006 and 2005, rent expense under the lease agreements was $54,260 and $63,697, respectively.

NOTE 8. NOTE PAYABLES

	2006	2005

15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through December, 2006;
convertible into 700 shares of common stock at maturity	$25,000	$25,000
15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through December, 2006;
convertible into 700 shares of common stock at maturity	25,000	25,000
15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through, November 2005;
convertible into 30 shares of common stock at maturity	-	25,000
15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through December, 2005;
convertible into 30 shares of common stock at maturity	-	25,000
15% per annum note payable to Robert Suliot, principal
and interest payable on demand, through October, 2007;
convertible into 20,000 shares of common stock at maturity	50,000	-
10% per annum note payable to Clinreg Consulting Services, principal
and interest due February 15, 2007, guaranteed by an officer	32,349	-
	132,349	100,000
Less: current portion	(132,349)	(100,000)
-	$-	$-

As of December 31, 2006, two of the above notes were in default.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS

On January 19, 2007, the Company's Board of Directors and the holders of a majority of Company's outstanding common stock approved a 1-for-100 reverse stock split. The 2007 Reverse Split became effective on February 5, 2007, and was applicable to all the common stock of the Company outstanding on that date.

On January 26, 2007, G. Richard Smith entered into an Asset Sales Agreement (the “ASA”) dated as of January 24, 2007, pursuant to which the Company agreed to sell and G. Richard Smith agreed to purchase substantially all of the Company's assets, except for the European distribution agreements (collectively the “Assets”). The purchase price for the Assets pursuant to the ASA was $300,000 in cash (the “Purchase Price”). The Purchase Price was paid upon the closing of the transaction. Upon receipt of the Purchase Price, the Company, pursuant to the terms of the ASA, used the Purchase Price to pay certain outstanding debts and accounts payable. Under the terms of the ASA, G. Richard Smith assumed certain of the existing debts and liabilities of the Company and its subsidiaries that existed on the date of execution of the ASA, which remained unpaid after the Purchase Price. Prior to January 26, 2007, G. Richard Smith was Chairman of the Company's board of directors and was the Company's corporate secretary.

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

On February 27, 2007, the Company's Articles of Incorporation were amended to change its name to Continental Fuels, Inc. and to increase its authorized capital to 900,000,000 common stock shares and 100,000,000 preferred stock shares.

On March 14, 2007, the Company announced the appointment of Timothy Brink as its President and Ernesto Haberer as Vice President of Business Development.

On March 19, 2007, Registrant announced an agreement to acquire petroleum trading and storage companies from Universal Property Development and Acquisition Corporation (“UPDAC”) for $2.5 Million in cash and shares of Registrant's convertible preferred stock valued at $5.0 Million (the “Preferred Stock”). The Preferred Stock will be convertible into 500,000,000 shares of common stock and will also have voting rights which will equal approximately 70% of Registrant's total votes at any shareholders meeting. Therefore, upon the closing of this transaction UPDAC will have control of the Registrant.

NOTE 10 - RESTATEMENT OF CURRENT YEAR'S FINANCIAL INFORMATION

An error was made in the Company's originally issued financial statements for the year ended December 31, 2006. A number was incorrectly inputted into the Company’s Consolidated Statements of Cash Flows. The errors and corrections thereof did not otherwise affect originally reported financial information.