Form 10QSB
period 2007-06-30
CONTINENTAL FUELS, INC.
filed 2007-08-14
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days.  Yes ☒   No ?☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ?☐ No?☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  71,604,170 shares as of August 13, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ?☒

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Form 10-QSB
For the Quarterly Period Ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006

ASSETS
Current Assets:
Cash	$159,189	$-
Accounts receivable	2,037,313	24,478
Inventory	271,999	12,206
Prepaid expenses	61,410	14,866

Total Current Assets	2,529,911	51,550

Property and equipment, at cost, net of accumulated
depreciation of $6,731 and $70,948, respectively	1,151,447	6,098

OTHER ASSETS
Surety bond	18,400	-
Deposits towards pending oil distribution acquisitions	100,000	-
Rent security deposit	4,901	-
Other deposits	-	4,520

TOTAL ASSETS	$3,804,659	$62,168

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Line of credit payable	$1,350,000	$-
Accounts and accrued expenses payable	824,564	355,543
Bank overdraft	-	1,770
Notes and loans payable:
Others	750,000	132,349
Related parties:
Companies’ parent entity and certain of its wholly-owned subsidiaries, net of loss on recapitalization of $2,736,541 (reserve for liabilities to UPDA parent
with payment contingent on future profitability of Continental)	1,840,247	-
Companies’ and parent entity officers and stockholders	160,000	333,375
TOTAL LIABILITIES	4,924,811	823,037

STOCKHOLDERS’ (DEFICIT)
Preferred stock - $.001 par value; 99,500,000 shares authorized, none issued
or outstanding at June 30, 2007 and December 31, 2006, respectively	-	-
Series A convertible preferred stock - $.001 par value; 500,000 shares authorized,
50,000 and none issued and outstanding at June 30, 2007 and December 31, 2006
respectively	50	-
Common stock - $.001 par value; 900,000,000 shares authorized;
162,144,706 and 8,436,969 shares issued and outstanding, respectively	162,145	8,437
Common stock to be issued	6,720	-
Additional paid-in capital	72,340,950	19,402,792
Accumulated deficit	(73,630,017)	(20,172,098)
TOTAL STOCKHOLDERS’ (DEFICIT)	(1,120,152)	(760,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,804,659	$62,168

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUE
Product revenue	$5,783,701	$22,500	$5,783,701	$48,000

COST OF SALES
Cost of product revenue	5,384,544	24,905	$5,384,544	35,932
GROSS PROFIT	399,157	(2,405)	399,157	12,068

General & administrative expenses:
Consulting fees and services	267,092	-	289,342	-
Selling and marketing expenses	375,000	157,661	525,000	241,903
General & administrative expenses	319,200	452,185	344,096	2,297,357
Total operating expenses	961,292	609,846	1,158,438	2,539,260

LOSS FROM OPERATIONS	(562,135)	(612,251)	(759,281)	(2,527,192)

Other income (expense):
Interest expense, net	(113,964)	(23,675)	(125,011)	(41,384)
Debt conversion costs	(52,688,590)	-	(52,688,590)	-
Gain on sale of Company net assets to a former officer/director
predecessor entity (Note 11)	-	-	114,963	-
Total other income (expenses)	(52,802,554)	(23,675)	(52,698,638)	(41,384)

Income before provision for income taxes	(53,364,689)	(635,926)	(53,457,919)	(2,568,576)
Provision for income taxes	-	-	-	-
NET LOSS	$(53,364,689)	$(635,926)	$(53,457,919)	$(2,568,576)

Basic and diluted net loss per weighted-average shares common stock	$(0.41)	$(0.45)	$(0.83)	$(1.43)

Weighted-average number of shares of common stock outstanding	130,232,192	1,413,775	64,756,338	1,797,812

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Changes in Stockholders’ (Deficit)

	Common	Common	Preferred	Series A
	Stock	Stock (to be issued)	Stock	Convertible Preferred
	Shares	Shares	Shares	Shares

Balance December 31, 2006	8,436,969	-	-	-
Restricted common stock sold in
private placement	141,000,000	-	-	-
Common stock issued to settle debt
(Mathews Investment-See Note 4)	12,707,737	-	-	-
Common stock to be issued
(Mathews Investment-See Note 4)	-	6,719,865	-	-
Series A convertible preferred shares
issued to UPDA for acquisition	-	-	-	50,000
Net loss for the six months ended
June 30, 2007	-	-	-	-
Balance June 30, 2007	162,144,706	6,719,865	-	50,000

	Common	Common	Preferred	Series A	Additional
	Stock	Stock (to be issued)	Stock	Convertible Preferred	Paid-in	Accumulated
	Par Value	Par Value	Par Value	Par Value	Capital	Deficit	Total
Balance December 31, 2006	$8,437	$-	$-	$-	$19,402,792	$(20,172,098)	$(760,869)
Restricted common stock sold in
private placement	141,000	-	-	-	59,000	-	200,000
Common stock issued to settle debt
(Mathews Investment-See Note 4)	12,708	-	-	-	28,559,966	-	28,572,674
Common stock to be issued to settle
debt (Mathews Investment- See Note 4)	-	6,720	-	-	24,319,192		$24,325,912
Series A convertible preferred shares issued
to UPDA for acquisition	-	-	-	50	-		$50
Net loss for the six months ended
June 30, 2007	-	-	-	-	-	(53,457,919)	$(53,457,919)
Balance June 30, 2007	$162,145	$6,720	$-	$50	$72,340,950	$(73,630,017)	$(1,120,152)

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,457,919)	$(2,568,576)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,731	1,020
Gain on sale of assets	(114,963)	-
Debt conversion costs	52,688,590	-
Common stock issued for services	-	224,502
Stock and options issued for salaries, consulting and interest	-	621,945
Stock and options issued for bonuses	-	1,727,700
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,099,788)	(8,599)
Increase in inventory	(259,793)	8,449
(Increase) decrease in prepaid expenses	(37,995)	6,052
Increase (decrease) in accounts and accrued expenses payable	395,673	(203,530)
NET CASH USED IN OPERATING ACTIVITIES	(1,879,464)	(191,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired as part of acquisition of UPDA Texas Trading, Inc. and US Petroleum Depot, Inc.	879,020	-
Purchases of property and equipment	(29,804)	-
Surety bond	(18,400)	-
Deposits towards pending oil distribution acquisitions	(100,000)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	730,816	-

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction in bank overdraft	(1,770)	-
Proceeds (repayment) of notes and loans payable, others	550,000	250,200
Proceeds (repayment) of notes and loans payable, Companies parent entity and certain of its wholly-owned subsidiaries:
Note payable to UPDA, as parent entity, for acquisition of the Company	(150,000)
Note payable to Aztec Well Services, Inc., wholly-owned subsidiary	547,952
Loan payable to UPDA-Operators, wholly-owned subsidiary of UPDA	1,655
Proceeds (repayment) of notes and loans payable, Companies’ and parent entity
officers and stockholders	160,000	(58,825)
Sale of common stock	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,307,837	191,375

NET INCREASE IN CASH	159,189	338
Cash, beginning of period	-	12,340

Cash, END OF PERIOD	$159,189	$12,678

Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes	$-	$-

Interest expense	$-	$-

Interest paid	$-	$27,850

NON-CASH TRANSACTIONS:
Issuance of common stock & options for salaries	$-	$621,945
Issuance of common stock for services	-	224,502
Issuance of common stock & options for bonuses	-	1,727,700

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
Consolidated Statement of Cash Flows (Continued)

Acquisition of UPDA Texas Trading, Inc. and US Petroleum Depot, Inc.:
Assets acquired:
Cash	$879,020
Accounts receivable	913,047
Property and equipment	1,124,577
Prepaid expenses	8,549
Total assets acquired	2,925,193
Liabilities acquired:
Line of credit payable	1,350,000
Accounts and accrued expenses payable	134,503
1,484,503

Intercompany account non-interest bearing balance payable to “UPDA”	1,022,560
Intercompany account non-interest bearing balance payable to
UPDA-Operators wholly-owned subsidiary of “UPDA”	654,621
Note payable to UPDA, as parent entity, for acquisition of the Company	2,500,000
Less: Loss on recapitalization (reserve for liabilities to UPDA parent
contingent on future profitability on Continental)	(2,736,541)
1,440,640
Total liabilities acquired	2,925,143
Net assets acquired	50

Change in Company’s Stockholders’ Equity:
50,000 shares issued of Series A convertible preferred stock at $.001 par value	50

Common stock issued and to be issued	$19,428
Additional paid-in capital	52,879,157

$52,898,585

Notes and loans payable, other converted into Company common stock:
Debt converted	$200,000
Accrued interest payable on debt	9,995
209,995
Excess of fair value of stock issued over debt converted -
debt conversion costs	$52,688,590

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

On January 19, 2007, the Company’s Board of Directors approved a 1-for-100 stock split (the “Reverse Stock Split”) of all of the Company’s issued common stock, par value $0.001 per share (“Common Stock”) effective February 5, 2007.  In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split.

On April 13, 2007, the Company’s Board of Directors approved a 3-for-1 stock split (the “Forward Stock Split”) of all of the Company’s common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the “Effective Date”) automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

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

CHANGE OF CONTROL

On April 23, 2007, the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among the Company and Universal Property Development and Acquisition Corporation (“UPDA”), a publicly held Nevada corporation (the “SPA”). Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the “Subsidiaries”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiaries consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CHANGE OF CONTROL (Continued)

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

Continental will serve as the trading segment for UPDA. Continental will own and operate UPDA’s port facilities, as well as the blending and distribution businesses. The management of Continental, in executing its business plan, has reorganized operations, increased condensate (light crude) trading and developed additional supply contacts and further top tier customers. In addition Continental is pursuing the acquisition of oil and gas marketing companies and other operations consistent with its goals.

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of its operations, changes in stockholders’ deficit, and cash flows for the six months periods ended June 30, 2007 and 2006, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ deficit of Continental Fuels, Inc., and its wholly-owned subsidiaries.

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

RECLASSIFICATION

We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made an operating profit since its reorganization in 1996. Further, the Company has a working capital deficit and negative net worth of $1,120,152 at June 30, 2007.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

The Company’s continuation as a going concern is dependent upon receiving additional financing. The Company anticipates that during its 2007 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or with other attempts to raise sufficient capital. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the uncertainty of the Company’s ability to continue as a going concern.

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

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - EQUITY

On February 6, 2007, the Company issued 141,000,000 restricted shares of its $.001 Par Value Common Stock to Ms. Karen Sandhu for $200,000 in cash. The trading price on the date of issuance was $.34. The Company used the proceeds from this offering to pay outstanding debts and liabilities of the predecessor entity, Coronado Industries, Inc. in contemplation of the re-organization of the Company and its anticipated consolidation and merger with Universal Property Development Acquisition, Inc. and its subsidiaries as discussed in Note 8.

On February 25, 2007, the Board of Directors approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Company payable to Mathews Investment, LLC (the “Note”), as discussed in Note 4, into shares of the Company’s common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Company’s Board of Directors. On March, 2007 Company’s Board of Directors cancelled the conversion of the Note with the consent of the Noteholder and terminated plans to issue 25,000,000 shares of common stock.

On April 13, 2007, the Company’s Board of Directors approved a 3-for-1 stock split (the “Forward Stock Split”) of all of the Company’s common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the “Effective Date”) automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EQUITY (Continued)

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

On April 23, 2007, the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among the Company and Universal Property Development and Acquisition Corporation (“UPDA”), a publicly held Nevada corporation (the “SPA”). Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the “Subsidiaries”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiaries consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote. Subsequent to the closing of the transaction, the Company and UPDA mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, the Company paid $150,000 in cash to UPDA and executed a promissory note payable on June 18, 2007 to UPDA for $2,350,000. The note is due and payable on demand and bears an interest rate of 5%. The Company and UPDA anticipate that the principal on the note will be paid in full by December 31, 2008.

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

On April 25, 2007, the Board of Directors approved the conversion of $100,000 of the $300,000 outstanding notes owed to Mathew Investments LLC into shares of the Company’s common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon this conversion of the Notes was valued at $0.012 per share by the Company’s Board of Directors. This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 8,326,115 shares of its common stock (See Note 10).

On June 14, 2007, the Board of Directors approved the conversion of an additional $100,000 of the $300,000 outstanding notes owed to Mathew Investments LLC into shares of the Company’s common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon this conversion of the Notes was valued at $0.009 per share by the Company’s Board of Directors. This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 11,101,487 shares of its common stock. At June 30, 2007, there remains $100,000 of outstanding notes owed to Mathews Investments LLC (See Note 10).

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE

Others

As of June 30, 2007 and December 31, 2006, notes payable consist of the following:

Terms and to whom payable	June 30,	December 31,
	2007	2006
10% per annum advances received from Brainard Management Associates, principal and interest
payable on demand as bridge financing in pending change of control of Company (B)	$550,000	$-
16% per annum note payable to Mathew Investments LLC, principal and interest due
March, 2007 (A) (B)	100,000	-
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December, 2006, convertible into 700,000 shares
of common stock (B)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December, 2006, convertible into 700,000 shares
of common stock (B)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December, 2006, convertible into 2,000,000 shares
of common stock (B)	50,000	50,000
10% per annum notes payable to Clinreg consulting services, principal and interest due on
February 15, 2007, guaranteed by an officer		32,349

Total	$750,000	$132,349

Related parties

Companies’ Parent Entity and Certain of Its Wholly-Owned Subsidiaries

As of June 30, 2007 and December 31, 2006, notes payable to related parties consist of the following:

Terms and to whom payable	June 30,	December 31,
	2007	2006
5% per annum note payable to Companies’ Parent Entity, Universal Property Development and
Acquisition, Inc.(“UPDA”), principal and interest payable on demand	$2,350,000	$-
5% per annum note payable to Aztec Wells Services, Inc., wholly-owned subsidiary of UPDA
principal and interest payable on demand	547,952	-
Intercompany account non-interest bearing balance payable to UPDA	1,022,560
Intercompany account non-interest bearing balance payable to UPDA-Operators wholly-owned
subsidiary of UPDA	656,276	-
	4,576,788	-
Less: Loss on recapitalization of Continental’s Stockholders’
Equity section - reserve for liabilities to UPDA with payment contingent on future profitability of
Continental (See Note-9)	2,736,541	-

Total	$1,840,247	$-

Companies’ and Parent Entity Officers and Stockholders

Terms and to whom payable	June 30,	December 31,
	2007	2006
10% per annum advances received from Kamal Abdallah, CEO, President and board member of
UPDA and a members of the Board of Directors of the Company, that are due on demand	$160,000	$-
16% per annum note payable to G. Richard Smith, former Chairman a stockholder in its predecessor
entity,principal and interest due March, 2007 (A)	-	300,000
18% per annum note payable to a stockholder, principal and interest due on demand; unsecured	-	2,000
15% per annum notes payable to stockholders, principal and interest due at various times	-	31,375

Total	$160,000	$333,375

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE (Continued)

(A) - Notes payable to related parties for $300,000 was sold by G. Richard Smith, former Chairman, on January 26, 2007 to an outside party, Mathews Investments LLC. Therefore the note is no longer owed to a related party, but still remains a liability of the Company. On April 25, 2007, the Board of Directors approved the conversion of $100,000 of the $300,000 outstanding notes owed to Mathew Investments LLC into shares of the Company’s common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon this conversion of the Notes was valued at $0.012 per share by the Company’s Board of Directors. This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 8,326,115 restricted shares of its common stock (See Note 10). On June 14, 2007, the Board of Directors approved the conversion of an additional $100,000 of the $300,000 outstanding notes owed to Mathew Investments LLC into shares of the Company’s common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon this conversion of the Notes was valued at $0.009 per share by the Company’s Board of Directors. This conversion of Notes to common stock will result in the issuance by the Company of an aggregate of 11,101,487 restricted shares of its common stock.

(B) - Per the Sale of Assets agreement, between a former officer/director in the predecessor entity, Coronado Industries, Inc., interest is to be accrued on these notes from the date that they are transferred to the Continental Fuels. As of June 30, 2007, $26,726 of interest has been accrued.

NOTE 5 - SECURED LINE OF CREDIT PAYABLE

On March 6, 2007, US Petroleum Depot and Texas Trading, Inc. entered into a Line of Credit agreement with Inter National Bank under which a line totaling $1,000,000 was established for financing relating to condensate sales made to third party customers. On April 10, 2007, an additional $350,000 was added to the existing Line of Credit. The Lines of Credit expires in March, 2008 and is subject to a 5% late fee. Amounts due under the line are secured by a pledge of collateral on behalf of US Petroleum Depot, Inc. and Texas Trading, Inc. in the form of a certificate of deposit by Benka Partners and Rocha Partners (the "Pledgors"). At June 30, 2007, US Petroleum Depot, Inc. and Texas Trading, Inc. are liable for a series of disbursements under the line aggregating $1,350,000, which bears interest ranging from 7.13% to 7.25% per annum. The amounts disbursed were used by Texas Trading to make the payments needed for a contracted purchase of condensate and certain petroleum products by Texas Trading for resale to third parties. As consideration for the pledge, the Company agreed that the Pledgors shall each receive $.25 per barrel upon payment to the Company from sale to third parties but only when the transaction shows positive gross margins on the sales. Subsequent to June 30, 2007, an additional $450,000 was secured. See Note 12 - Subsequent Events for details.

NOTE 6 - COMMITMENTS AND OTHER MATTERS

Operating Leases

On August 22, 2006 US Petroleum Depot, Inc. entered into a rental lease agreement with Brownsville Navigation District of Cameron County, Texas for a term of five years payable semi-annually in installments of $9,801. The leased property is for the sole purpose of shipping and receiving oil products.

In April 2007, the Company entered into a one year lease for approximately 430 square feet of space at a monthly rent of $1,988.  The Company’s address is 9901 IH 10 West, Suite 800, San Antonio, Texas 78230.

In April 2007, the Company entered into a one year lease for two offices spaces at a monthly rent of $3,100.  The address is San Felipe Plaza, 5847 San Felipe, Houston, Texas 77057.

Rent expenses incurred under the above mentioned non-cancellable operating leases totaled $28,989 for the six months ended June 30, 2007.

Company Promotion Program

On March 15, 2007, the Company entered into an agreement with Crosscheck Capital, LLC (“Crosscheck”) to pay aggregate advance retainers of $525,000 to prepare and distribute to no less than 500,000 US residents an advertising/advertorial mailing package that prominently features a report on the company. As of June 30, 2007, the Company has remitted the full amount of the advance retainers due to Crosscheck.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$25,917,766
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	25,917,766
Less valuation allowance	(25,917,766)

Net deferred tax assets	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

June 30, 2007
Federal statutory tax rate	34.0%
State Tax Rate	1.2%
Effective Tax Rate	35.2%
Valuation Allowance	(35.2)%
Net Effective Tax Rate	--

As of June 30, 2007, the Company has a net operating loss carryforward of $73,630,017 expiring through 2027. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 8 - CHANGE IN DIRECTORS & OFFICERS

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

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RECAPITALIZATION TRANSACTION

Since UPDA has a post-transaction 77% voting interest, applicable GAAP and related-party transaction theory dictates that the substance of the transaction from UPDA’s perspective and in consolidation is a recapitalization. EITF 88-16 states that absent a 50% change in voting control there is no step-up or goodwill to be recognized. Pre-transaction, UPDA owned 100% of Texas Trading and US Petroleum Depot and post-transaction UPDA obtained 77% of the voting rights of Continental, hence the requisite 50% change of control occurred. Therefore, there is no immediate step-up or goodwill recognition.

The Codification of SEC Staff Accounting Bulletins Topic 5U specifies that no gain be recognized on the sale of assets to a thinly capitalized entity, particularly when the purchasing entity’s assets consist principally of assets acquired from the seller. Gain is to be deferred until it is reasonably assured. The SAB states that the deferred gain should be noted parenthetically as a deduction from the related asset. Accordingly, UPDA has deferred recognition of any gain on the sale of assets in its financial statements filed on its Form 10QSB for the six month ended June 30, 2007. Since the principal asset acquired in this transaction by the Company was an oil storage facility with a historical cost basis of approximately $1,125,000 paid for in cash by UPDA prior to the acquisition, the Company has reflected a deferred loss of $2,736,541, resulting from the fact that the convertible preferred shares issued to UPDA by the Company exceeded the book value of net assets acquired by the Company, as a reduction in notes and loans payable by the Company to UPDA, as parent entity, and certain of its wholly-owned subsidiaries. Essentially, the deferred loss has been offset against the debt because payment of the debt by the Company to UPDA and its wholly-owned subsidiaries is dependent upon the future profitability of the Company. Therefore, the Company’s recording of the Recapitalization Transaction is consistent with the handling of the transaction by UPDA.

NOTE 10 - DEBT CONVERSION COSTS

As discussed in Notes 3 and 4, the Company is in the process of issuing an aggregate of 19,427,602 of its $.001 Par Value Common Stock to Mathews Investment, LLC from the conversion of notes payable with a face value of $200,000. The conversion of the aforementioned notes payable into Common Stock has resulted in “Debt Conversion Costs” of $52,688,590 being charged to Operations during the six months ended June 30, 2007.

NOTE 11 - RELATED PARTY TRANSACTIONS

On January 26, 2007, all of the Company’s subsidiaries and all assets of the Company, except for the European distribution agreements, were sold to G. Richard Smith, Company’s former Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”), resulting in a gain on the sale of these net assets of $114,963 reflected in the Statement of Operations for the three months ended March 31, 2007.

Consulting fees and services for the three and six months ended June 30, 2007 includes $17,500 and $25,000 incurred to Timothy Brink, respectively.

Consulting fees and services for the three and six months ended June 30, 2007 includes $20,000 and $25,000 incurred to current Chief Executive Officer of the Company, Ernesto Haberer, respectively.

Consulting fees and services for the three and six months ended June 30, 2007 includes $2,500 and $5,000 incurred to Ernesto Haberer, current Vice President of Business Development and a member of the Board of Directors., respectively.

On April 23, 2007, UPDA closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among Continental and the Company (the “SPA”). Pursuant to the SPA, Continental acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprises, Inc. f/k/a UPDA Texas Trading (the “Subsidiary Shares”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration received by UPDA for the Subsidiary Shares consisted of $2,500,000 in cash, receivable within 30 days of the Effective Date, and 50,000 shares of Continental’s Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of Continental common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of the common stock are entitled to vote. On the Effective Date, Continental completed the issuance of the 50,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to UPDA (the “Issuance”). The 50,000 shares of Preferred Stock issued in the Issuance were valued at $5,000,000 under the terms of the SPA. On the Effective Date, Continental had 149,815,833 shares of commons stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an “as converted” basis, UPDA has the power to vote 500,000,000 shares of Continental common stock. Therefore, UPDA currently has the power to control the vote of approximately 77% of the commons stock of Continental.

CONTINENTAL FUELS, INC.
(FORMERLY CORONADO INDUSTRIES INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

Subsequent to the closing of the transaction, the Company and UPDA mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, the Company paid $150,000 in cash to UPDA and executed a promissory note payable on June 18, 2007 to UPDA for $2,350,000. The note is due and payable on demand and bears an interest rate of 5%. The Company and UPDA anticipate that the principal on the note will be paid in full by December 31, 2008.

On May 31, 2007, the Company executed a promissory note payable of $547,952 to Aztec Wells Services, a wholly-owned subsidiary of UPDA, bearing interest of 5% per annum and payable on demand. The funds were used by the Company to pay for the operations of the Subsidiaries.

NOTE 12- SUBSEQUENT EVENTS

Notes and Loans Payable, Companies’ and Parent Entity Officers and Stockholders

At July 31, 2007 the Company repaid both the $110,000 and $50,000 note due to Kamal Abdallah, along with all related interests.

Secured Line of Credit Payable

On July 6, 2007, US Petroleum Depot and Texas Trading, Inc. received an additional $450,000 towards the existing Line of Credit. The Lines of Credit expires in March, 2008 and is subject to a 5% late fee. It bears interest at 7.13%. Amounts due under the line are secured by a pledge of collateral on behalf of US Petroleum Depot, Inc. and Texas Trading, Inc. in the form of a certificate of deposit by Benka Partners and Rocha Partners (the "Pledgors").

Agreement to Purchase Stock of Privately Owned Oil Distribution Company

On July 13, 2007 Continental Fuels entered into a stock purchase agreement with a Texas company in which the Company agrees to purchase all of the issued and outstanding common and/or preferred shares for the total purchase price of $6,000,000. The Company made a deposit of $100,000 on June 7, 2007 into an escrow account at Jacksboro National Bank related to the stock purchase agreement.

Purchase and Sale of Common Stock

On August 13, 2007, Ms. Karen Sandhu sold 100,000,000 shares of $.001 par value common stock to UPDA, the parent entity. UPDA has retired all of the 100,000,000 shares on the same day.

Dividends

On August 1, 2007, 18,169,545 shares of common stock were issued as dividends to UPDA shareholders in connection with the UPDA conversion.

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

Recapitalizations and Reorganizations

On January 26, 2007, all of the Company’s subsidiaries and all assets of the Company, except for the European distribution agreements, were sold to G. Richard Smith, Company’s former Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”). (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

On January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi sold to Mr. Marco Gutierrez a majority of the Company’s outstanding common stock for a total of $100,000 cash. (See “Item 5. Submission of Matters to a Vote of Security Holders” below.)

On February 5, 2007, a 1-for-100 reverse stock split of Company’s outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.) In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

On February 6, 2007, Company completed the sale of 141,000,000 restricted shares of its post-2007 Reverse Split common stock to Ms. Karen Sandhu for $200,000 cash. Company used the proceeds from this offering to pay outstanding debts and liabilities.

On February 25, 2007, the Board of Directors of the Company approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding note of the Company (the “Note”) into shares of the Company’s common stock. The conversion price of the shares of common stock to be issued was valued at $0.001 per share by the Company’s Board of Directors. However, on March 26, 2007, the Company and the Noteholder mutually agreed to rescind the terms of the conversion of the $300,000 Note to common stock as described above. It was mutually agreed between the Company and the Noteholder that, based solely on the current market price of the Company’s common stock on its primary trading market, the conversion of the Note to common stock on the terms described no longer accurately reflected the value of the Note, would have an adverse effect on the financial statements of the Company, and therefore was not in the best interests of the Company. As of March 26, 2007, the Note had not been presented to the Company’s transfer agent for conversion to shares of common stock and no shares of common stock had been issued under the above described terms of conversion. As a result of the rescission of the conversion terms of the Note, all of the $300,000 Note shall remain outstanding as a valid and existing liability of the Company. The Company and the Noteholder have not reached any agreements as to the terms of a future conversion of the Note.

On March 14, 2007 Company announced the appointment of Tim Brink as its President and Ernesto Haberer as Vice President of Business Development.

On April 13, 2007, the Company’s Board of Directors approved a 3-for-1 stock split (the “Forward Stock Split”) of all of the Company’s common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the “Effective Date”) automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

On April 23, 2007,(“the Effective Date”), the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20,2007, by and among the Company and Universal Property Development and Acquisition Corporation (“UPDA”), a publicly held Nevada corporation (the “SPA”). Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the “Subsidiaries”), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiaries consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the “Preferred Stock”). The Preferred Stock is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote. (See “Item 5. Submission of Matters to a Vote of Security Holders,” below.)

Subsequent to the closing of the transaction, the Company and UPDA mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, the Company paid $150,000 in cash to UPDA and executed a promissory note payable on June 18, 2007 to UPDA for $2,350,000. The note is due and payable on demand and bears an interest rate of 5%. The Company and UPDA anticipate that the principal on the note will be paid in full by December 31, 2008.

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

Three and Six Months Ended June 30, 2007 and, 2006

Results of Operations.

Pursuant to the Sale of Assets to G. Richard Smith on January 26, 2007, all of the Coronado’s subsidiaries and all assets of Coronado, except for the European distribution agreements, were sold to Smith for $300,000 in cash and the assumption of certain trade debts. Therefore, the Company had no operations in the first quarter of 2007. For both the three and six months ended June 30, 2007, total revenue was $5,783,701 with a cost of goods sold of $5,384,544. For the three and six months ended June 30, 2006, total revenues were $22,500 and $48,000 and cost of goods sold were $24,905 and $35,932, respectively.

For the three and six months ended June 30, 2007, the Company experienced a net loss of $53,364,689 and $53,457,919, respectively, which comprised primarily of marketing expenses incurred to Crosscheck Capital for $525,000 and loss on settlement of notes payable of $52,688,590, offset by a gain on sale incurred from the Sale of Assets of $114,963 and sale of restricted common stock sold in private placement to Karen Sandhu for $200,000.

For the three and six months June 30, 2006, the Company experienced a net loss of $635,926 and $2,568,576, respectively. The loss for the three months ended June 30, 2006 was comprised primarily of the gross loss on European sales of $2,405, general and administrative expenses incurred at the corporate level of $609,846, and interest expense of $23,675.  87.9% of Registrant’s second quarter 2006 corporate expenses consisted of salaries and wages of $266,599 (43.5%), professional expenses of $113,886 (18.6%) and selling and media promotion of $157,661 (25.8%).

Liquidity and Capital Resources.

As shown in the consolidated financial statements, at June 30, 2007, the Company had cash on hand of $159,189, compared to none at December 31, 2006. Net cash used in operating activities was $1,879,464 for the six months ended June 30, 2007. We had a net loss of $53,457,919. We had non-cash charges of $114,963 due to a gain on sale of assets and $1,099,788 due to an increase in accounts receivable, offset by $52,688,590 due to loss on settlement of notes payable and $395,673 increase in accounts payable and accrued expenses payable.

Net cash used in operating activities was $191,037 for the six months ended June 30, 2006. We had a net loss of $2,568,576. We had non-cash charges of $224,502 due to services related to the issuance of common shares, $621,945 due to stock and options issued for salaries, $1,727,700 related to stock and options issued for bonuses, and $1,020 related to depreciation.

Cash flows provided by investing activities was $730,816 during the six months ended June 30, 2007, consisting of $879,020 cash acquired as part of the acquisition of the Subsidiaries offset by $18,400 related to the purchase of a surety bond, $100,000 deposit on a pending acquisition, and $29,804 for the purchase of property and equipment.

There was no cash flow provided by or used in investing during the six months ended June 30, 2006.

The cash flows provided by financing activities of $1,307,837 during the six months ended June 30, 2007, consisted of $200,000 of proceeds from the sale of our common stock, $547,952 related to a note payable due to Aztec Wells Services, $550,000 proceeds from notes payable to others, $160,000 received from a note payable to a parent entity officer, offset by a note payable repayment of $150,000.

The cash flows provided by financing activities of $191,375 during the six months ended June 30, 2006, consisted of an increase in notes payable.

On April 1, 2007, the Company obtained financing in the form of a note from Kamal Abdallah for $110,000 at an interest rate of 10% per year commencing on April 30, 2007. As of March, 31, 2007, the Company received $60,000 on this note. The remaining amount was received in April 2007. On May 31, 2007 the Company obtained an additional note from Kamal Abdallah for $50,000 at an interest rate of 10% per year commencing on June 1, 2007. This note, along with all related interests, was settled on July 30, 2007. On July 31, 2007 the Company also repaid the $110,000 note to Kamal Abdallah and all related interest.

On April 1, 2007, the Company also obtained financing in the form of a note from Brainard Management Associates for $550,000 at an interest rate of 10% per year commencing on April 30, 2007. As of March, 31, 2007, the Company received $150,000 on this note. The remaining amount was received in April 2007.

On May 31, 2007, the Company obtained financing the form of a note from Aztec Well Services, Inc., for $547,952 at an interest rate of 5% per annum payable on demand.

We have incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisitions and achieving a profitable level of operations. We will need $5 million of additional financing for ongoing operations and growth. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

Item 3.   Controls and Procedures.

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for us. Our management uses a framework for establishing these internal controls. This framework includes review of accounting detailed records on at least a quarterly basis by multiple senior officers of Continental Fuels, Inc., at least one of whom operates outside of the corporate finance and accounting area, and one of whom operates within the area of corporate finance and accounting. This review process includes review of significant accounting records and source documents, such as general journal entry records, accounts payable records, and monthly bank statement reconciliations. Documentary records are kept of this review process.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2007, the Registrant entered into a one year lease for two offices spaces at an aggregate monthly rent of $3,100.  The Registrant’s address is San Felipe Plaza, 5847 San Felipe, Houston, Texas 77057.

Item 2.  Legal Proceedings.

There are no legal proceedings pending for the Registrant at June 30, 2007.

Item 3.  Unregistered Sales of Equity Securities and Use of Proceeds.

All equity securities issued by Registrant during the quarter ended June 30, 2007 were registered under the Act with the SEC or disclosed in a previous filing with the SEC.

Item 4.  Defaults Upon Senior Securities.

Not applicable.

Item 5.  Submission of Matters to a Vote of Security Holders.

On January 26, 2007, all of Registrant’s subsidiaries and all assets of Registrant, except for the European distribution agreements, were sold to G. Richard Smith, Registrant’s Chairman, for $300,000 in cash and the assumption of certain trade debts (the “Sale of Assets”).   The Sale of Assets was approved by the consent of the holders of a majority of Registrant’s outstanding common stock at the time. Also on January 26, 2007, Mr. G. Richard Smith, Mr. Gary R. Smith and Mr. John LiVecchi sold to Mr. Marco Gutierrez a majority of the Company’s outstanding common stock for a total of $100,000 cash.

On February 5, 2007, a 1-for-100 reverse stock split of Company’s outstanding common stock (the “2007 Reverse Split”) became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. “”In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in the authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Reverse Stock Split.

On April 13, 2007, the Company’s Board of Directors approved a 3-for-1 stock split (the “Forward Stock Split”) of all of the Company’s common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the “Effective Date”) automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.“”

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

CONTINENTAL FUELS, INC.

Date: August 14, 2007	By:	/s/ Timothy Brink
Timothy Brink
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Timothy Brink
Timothy Brink
Chief Financial Officer