Form 10KSB
period 2007-12-31
CONTINENTAL FUELS, INC.
filed 2008-04-15
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

◻	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 33-33042-NY

CONTINENTAL FUELS, INC.
(Name of small business issuer in its charter)

Nevada	22-3161629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 6910, Houston, Texas 77002
(Address of principal executive offices)

Issuer's telephone number: 713-231-0330

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.¨

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No X

Our gross revenues for the fiscal year 2007 were $26,975,568.

The aggregate market value of our common stock, par value $.001 per share, held by non-affiliates based on the average bid and asked price of our common shares as reported on the over-the-counter bulletin board as of March 31, 2008 was $1,153,276, assuming a price per share of $0.02.

As of March 31, 2008, the number of shares of common stock, $0.001 par value, outstanding was 97,463,409.

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

1

CONTINENTAL FUELS, INC.

Form 10-KSB
For the Fiscal Year Ended December 31, 2007

Page
Part I