Form 10-Q
period 2008-03-31
CONTINENTAL FUELS, INC.
filed 2008-05-20
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 33-33042-NY

CONTINENTAL FUELS, INC.
(Name of small business issuer as specified in its charter)

Nevada	22-3161629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 6910, Houston, Texas 77002
(Address of principal executive offices)

Issuer’s telephone number: 713-231-0330

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes  X  No  _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.
See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer _	Accelerated filer _

Non-accelerated filer __	Smaller reporting company X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As of May 1, 2008, the number of shares of common stock, $0.001 par value, outstanding was 101,479,897.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

CONTINENTAL FUELS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2008

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONTINENTAL FUELS, INC.
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash, including certificates of deposit of $1,391,079 and $29,064	$2,330,895	$1,820,220
Accounts receivable, net of allowance for doubtful accounts of $67,848
and $60,387, respectively	6,062,289	4,528,915
Inventory	216,600	259,599
Prepaid expenses	154,953	173,386

Total Current Assets	8,764,737	6,782,120

Property, plant and equipment, at cost, net of accumulated
depreciation of $4,477,283 and $4,310,969, respectively	3,863,344	3,328,002

Other Assets:
Goodwill	3,281,490	3,281,490
Surety bonds	48,400	48,400
Rent security deposit	38,287	38,001
Note receivable - UPDA parent entity	253,527	250,402
Temporarily repatriated funds to UPDA that relate to Continental’s acquisition by UPDA	329,804	-
Total Other Assets	3,951,508	3,618,293

TOTAL ASSETS	$16,579,589	$13,728,415

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts and accrued expenses payable	$8,676,096	$6,084,825
Notes and loans payable:
Current portion of Sheridan term loan and revolving loan	943,352	728,001
Others, including a bank for $1,335,000 in 2008	2,056,665	744,197
Related parties:
UPDA and certain of its wholly-owned subsidiaries, net of
loss on recapitalization of $2,736,541 (reserve for liabilities to
UPDA parent with payment contingent on future profitability
of Continental)	-	2,295
Other relationships	200,000	100,000
State oil taxes payable	258,541	164,435
Income taxes payable	143,430	143,430
Total current liabilities	12,278,084	7,967,183

Long-Term Debt
Sheridan term loan and revolving loan	3,187,631	3,399,993
Total liabilities	15,465,715	11,367,176
Minority Interest
25% minority interest in Agencia Fiduciaria Aequitas N.V. (Continental A.V.V.) subsidiary	849	849
Minority Interest	849	849

TOTAL LIABILITIES	15,466,564	11,368,025

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $.001 par value; 99,500,000 shares authorized, none issued
or outstanding at March 31, 2008 and December 31, 2007, respectively	-	-
Series A convertible preferred stock - $.001 par value; 500,000 shares authorized,
48,000 and 48,000 issued and outstanding at March 31, 2008 and
December 31, 2007 respectively	48	48
Common stock - $.001 par value; 900,000,000 shares authorized;
97,463,409 and 92,688,409 shares issued and outstanding, respectively	97,464	92,689
Common stock to be issued of 4,016,488 and 8,791,488 shares, respectively	4,016	8,791
Additional paid-in capital	117,514,932	117,514,932
Accumulated deficit	(116,503,435)	(115,256,070)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,113,025	2,360,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,579,589	$13,728,415

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Consolidated Statement of Operations
For the Three Months Ended March 31, 2008 and 2007

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2008	2007

REVENUE
Product revenue	$14,663,967	$-

COST OF SALES
Cost of product revenue	13,478,496	-
GROSS PROFIT	1,185,471	-

General & administrative expenses:
Consulting fees and services	101,215	22,250
Payroll and related benefits	610,353	-
Selling and marketing expenses	6,249	150,000
Depreciation expense	171,044	-
General & administrative expenses	815,441	24,896
Total operating expenses	1,704,302	197,146

LOSS FROM OPERATIONS	(518,831)	(197,146)

Other (expense) income:
Amortization of deferred loan costs:
Loan origination fees incurred to Sheridan
and legal and other costs to others	(80,605)	-
Warrants to purchase Company common stock issued
to Sheridan on Geer Tank Trucks, Inc. acquisition	(222,384)	-
Interest expense, net	(423,829)	(11,047)
Gain on sale of Company net assets to a former officer/director predecessor entity	-	114,963
Total (expense) income	$(726,818)	$103,916

Loss before provision for income taxes	(1,245,649)	(93,230)
Provision for income taxes	-	-
Net loss	(1,245,649)	(93,230)
Add, 25% minority interest in net loss of Agencia Fiduciaria
Aequitas N.V. (Continental A.V.V.) subsidiary	-	-
NET LOSS AFTER MINORITY INTEREST	(1,245,649)	(93,230)

Basic and diluted net loss per weighted-average shares common stock	$(0.013)	$(0.001)

Weighted-average number of shares of common stock outstanding	94,998,849	91,470,302

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common	Common	Preferred	Series A
	Stock	Stock (to be issued)	Stock	Convertible Preferred
	Shares	Shares	Shares	Shares

Balance December 31, 2006	8,436,969	-	-	-
Restricted common stock sold in private placement	141,000,000	-	-	-
Common Stock held by Karen Sandhu retired in exchange for Class B Convertible Preferred stock of UPDA (See Notes 7 and 8)	(100,000,000)	-	-	-
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	23,251,440	-	-	-
Common stock to be issued (Mathews Investment - See Note 8 and 14)	-	8,791,488	-	-
Series A convertible preferred shares issued to UPDA for acquisition	-	-	-	50,000
Series A convertible preferred shares held by UPDA converted into Company common stock, of which UPDA distributed 18,169,545 were distributed to UPDA’s common stock holders by UPDA (See Note 8)	20,000,000	-	-	(2,000)
Officer stock based compensation expense for shares vested immediately (See Note 9)	-	-	-	-
Warrants to purchase Company common stock issued to Sheridan for financing Geer acquisition (See Note 1 and 3)	-	-	-	-
25 % minority interest in initial investment in Combustibles (See Note 1)	-	-	-	-
Unilateral reduction in the original purchase price to the Company for the
UPDA subsidiaries, principally storage facility, assets originally
transferred to the Company by UPDA (See Note 13)	-	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-
Balance December 31, 2007	92,688,409	8,791,488	-	48,000
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	4,775,000	(4,775,000)	-	-
25 % minority interest in initial investment in Combustibles (See Note 1)	-	-	-	-
Net loss for the three months ended March 31, 2008	-	-	-	-
Balance March 31, 2008	97,463,409	4,016,488	-	48,000

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) - Continued

	Common	Common	Preferred	Series A
	Stock	Stock (to be issued)	Stock	Convertible Preferred
	Par Value	Par Value	Par Value	Par Value

Balance December 31, 2006	$8,437	$-	$-	$-
Restricted common stock sold in private placement	141,000	-	-	-
Common Stock held by Karen Sandhu retired in exchange for Class B Convertible Preferred stock of UPDA (See Notes 7 and 8)	(100,000)	-	-	-
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	23,252	-	-	-
Common stock to be issued (Mathews Investment - See Note 8 and 14)	-	8,791	-	-
Series A convertible preferred shares issued to UPDA for acquisition	-	-	-	50
Series A convertible preferred shares held by UPDA converted into Company common stock, of which UPDA distributed 18,169,545 were distributed to UPDA’s common stock holders by UPDA (See Note 8)	20,000	-	-	(2)
Officer stock based compensation expense for shares vested immediately (See Note 9)	-	-	-	-
Warrants to purchase Company common stock issued to Sheridan for financing Geer acquisition (See Note 1 and 3)	-	-	-	-
25 % minority interest in initial investment in Combustibles (See Note 1)	-	-	-	-
Unilateral reduction in the original purchase price to the Company for the
UPDA subsidiaries, principally storage facility, assets originally
transferred to the Company by UPDA (See Note 13)	-	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-
Balance December 31, 2007	$92,689	$8,791	$-	$48
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	4,775	(4,775)	-	-
25 % minority interest in initial investment in Combustibles (See Note 1)	-	-	-	-
Net loss for the three months ended March 31, 2008	-	-	-	-
Balance March 31, 2008	$97,464	$4,016	$-	$48

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) - Continued

	Additional
	Paid-in	Accumulated
	Capital	Deficit	Total

Balance December 31, 2006	$19,402,792	$(20,172,098)	$(760,869)
Restricted common stock sold in private placement	59,000	-	200,000
Common Stock held by Karen Sandhu retired in exchange for Class B Convertible Preferred stock of UPDA (See Notes 7 and 8)	100,000	-	-
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	64,538,042	-	64,561,294
Common stock to be issued (Mathews Investment - See Note 8 and 14)	26,805,247	-	26,814,038
Series A convertible preferred shares issued to UPDA for acquisition	-	-	50
Series A convertible preferred shares held by UPDA converted into Company common stock, of which UPDA distributed 18,169,545 were distributed to UPDA’s common stock holders by UPDA (See Note 8)	(19,998)	-	-
Officer stock based compensation expense for shares vested immediately (See Note 9)	3,213,908	-	3,213,908
Warrants to purchase Company common stock issued to Sheridan for financing Geer acquisition (See Note 1 and 3)	2,675,941	-	2,675,941
25 % minority interest in initial investment in Combustibles (See Note 1)	-	633	633
Unilateral reduction in the original purchase price to the Company for the UPDA subsidiaries,
principally storage facility, assets originally transferred to the Company by UPDA (See Note 13)	740,000	-	740,000
Net loss for the year ended December 31, 2007	-	(95,084,605)	(95,084,605)
Balance December 31, 2007	$117,514,932	$(115,256,070)	$2,360,390
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	-	-	-
25 % minority interest in initial investment in Combustibles (See Note 1)	-	(1,716)	(1,716)
Net loss for the three months ended March 31, 2008	-	(1,245,649)	(1,245,649)
Balance March 31, 2008	$117,514,932	$(116,503,435)	$1,113,025

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Consolidated Statement of Cash Flows
For the three months ended March 31, 2008 and March 31, 2007

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,245,649)	$(93,230)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expenses	171,044	-
Amortization of deferred loan costs:
Loan origination fees incurred to Sheridan
and legal and other costs to others	80,605	-
Warrants to purchase Company common stock issued
to Sheridan on Geer Tank Trucks, Inc. acquisition	222,384	-
Minority interest in (loss) of Combustibles Continental De Latino America	-	-
Gain on sale of assets	-	(114,963)
Accrued interest income added to note receivable-UPDA parent entity	(3,125)
Provisions for doubtful accounts	4,300	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,537,674)	-
Decrease in inventory	42,999	-
Decrease in prepaid expenses	18,433	-
Increase in rent security deposit	(286)	-
Increase (decrease) in accounts and accrued expenses payable	2,589,555	(176,057)
Increase in state oil taxes payable	94,106	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	436,692	(384,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(706,386)	-
Increase in Due from US Petrolem Depot	-	(1,899)
NET CASH USED IN INVESTING ACTIVITIES	(706,386)	(1,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of notes and loans payable, other
Borrowings from a bank	1,335,000	-
Others	(22,532)	150,000
Proceeds (repayment) of notes and loans payable, Companies’ parent entity and certain of its wholly-owned subsidiaries:
Note payable to UPDA, as parent entity, for acquisition of the Company	(332,099)	-
Proceeds (repayment) of notes and loans payable, other related party	100,000	60,000
Proceeds (repayment) of notes and loans payable, Sheridan term loan	(300,000)	-
Sale of common stock	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	780,369	410,000

Cash, beginning of period	1,820,220	-
NET INCREASE IN CASH	510,675	23,851
Cash, END OF PERIOD	$2,330,895	$23,851

Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes	$-	$-

Interest paid	$121,252	$-

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Continental Fuels, Inc. (the "Company") was incorporated under the name First Lloyd Funding, Inc. pursuant to the laws of the State of New York on
December 21, 1989. The effective date of the Company’s public offering was March 13, 1990. The Offering closed on May 1, 1990. For further information concerning the Registration Statement, see File No. 33-33042-NY at the Securities and Exchange Commission’s Regional Office in New
York City or at its principal office in Washington, D.C. In January 1997, the New York corporation at that time named Coronado Industries, Inc.
("Coronado") merged into and became a Nevada corporation of the same name.

On January 26, 2007, all of the Coronado’s subsidiaries and all assets of Coronado, except for the European distribution agreements, were sold to G.
Richard Smith, the Chairman, for $300,000 in cash and the assumption of certain trade debts (the "Sale of Assets").

Shortly thereafter, on February 15, 2007, the Board of Directors unanimously approved the adoption of an Amendment to the Articles of
Incorporation to i) change the Company’s name from Coronado Industries, Inc. to Continental Fuels, Inc. and ii) to increase the authorized capital stock of the Company from 400,000,000 shares of $.001 par value per common share common stock and 50,000,000 shares of $.001 par value per share preferred stock to 900,000,000 shares of $.001 par value per common share common stock and 100,000,000 shares of $.001 par value per share preferred stock. The Amendment became effective February 16, 2007 through a filing with the Nevada Secretary of State. On February 27, 2007, the
Company changed its name to Continental Fuels, Inc. and currently trades its common stock on the OTC Bulletin Board under the trading symbol
"CFUL.OB"

The Board of Directors of the Registrant currently consists of three members, Mr. Kamal Abdallah, Mr. Timothy Brink, and Mr. Christopher
McCauley. The full Board of Directors of the Registrant consists of five seats. Currently, two seats of the Registrant’s Board of Directors are vacant.

On April 13, 2007, the Company’s Board of Directors approved a 3-for-1 stock split (the "Forward Stock Split") of all of the Company’s common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 (the "Effective Date") automatically become the equivalent of 3 shares of post-split common stock of the Company. The
Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Each share of the
Preferred Stock is convertible into 10,000 shares of the Company’s Common Stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Preferred
Stock has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Preferred Stock is convertible. The Preferred Stock has a liquidation preference over the Company’s common stock up to the one-hundred dollar ($100) per share issuance price of the Preferred Stock.

CHANGE OF CONTROL

On April 23, 2007, the Company completed the issuance of 50,000 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") to
UPDA in a private transaction (the "Issuance"). The 50,000 shares of our Preferred Stock issued in the Issuance were valued at $5,000,000 under the terms of SPA. On that date, the Company had approximately 149,815,833 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an "as converted" basis, UPDA had the power to vote 500,000,000 shares of our common stock. Therefore, on that date UPDA had the power to control the vote of approximately 77% of the common stock of the Company.

The Issuance of the Preferred Stock to UPDA therefore constitutes a change of control transaction for the Company as UPDA now owns a majority of the outstanding voting securities of the Company. Although the Company is now a majority owned subsidiary of UPDA, the Company intends to continue to comply with its public reporting obligations.

The Company owns and operates port facilities, as well as petroleum products blending, storage, distribution and transportation businesses. In addition, the Company is pursuing the acquisition of oil and gas marketing companies and other operations consistent with its goals.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONTINENTAL FUELS A.V.V.

On August 8, 2007 the Company established a 100% wholly owned foreign subsidiary, Agencia Fiduciaria Aequitas N.V. ("Continental Fuels
A.V.V."), in Aruba for the purpose of developing a presence in Latin America.

On September 9, 2007, Continental Fuels A.V.V. established a joint venture and invested $9,320 in a new entity, Combustibles Continental De
LatinoAmerica ("Combustibles"), for 75% ownership in the company. Combustibles was created for the purposes of investment in the general energy sector, the commercialization of hydrocarbon by-products, and the investment and financing of industrial projects and energy infrastructure. On
September 9, 2007, Combustibles appointed Timothy Brink as president, Luis Bautista as vice-president, and Ernesto Haberer as director of its board.

Combustibles presently has no operations or operating assets other than a nominal local cash account totaling approximately $3,000.

GEER TANK TRUCKS, INC.

As further discussed in Note 3, on December 19, 2007, the Company completed its acquisition of Geer Tank Trucks, Inc. ("Geer"), a privately held
Texas corporation, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 11, 2007 (the "Geer SPA"), whereby Continental purchased one hundred percent (100%) of the outstanding capital stock of Geer, for an aggregate purchase price of $5,500,000.
The purchase price was paid by the Company in cash. The Company financed the acquisition with the proceeds of a long-term secured Term Loan from Sheridan Asset Management, LLC, which term loan is discussed in detail in Note 12.

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals)
necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of its operations, changes in stockholders’ equity
(deficit), and cash flows for the three months periods ended March 31, 2008 and 2007, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended
December 31, 2007 filed on April 15, 2008.

Going-Concern Status

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2008, the Company has a deficiency in working capital of $3,513,347 and positive net worth of $1,113,025. The Company currently constituted business operations and product revenues as result of those operations commenced on April
23, 2007 with the Company’s acquisition of a port facility. The Company incurred a "Loss from Operations" of $3,402,015 for the year ended
December 31, 2007 and a "Net Loss" of $95,084,605 during that same year.

During the three months ended March 31, 2008, the Company incurred a "Loss from Operations" of $518,831 and a "Net Loss" of $1,245,649, respectively.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going-Concern Status (Continued)

The Company’s continuation as a going concern is dependent upon receiving additional financing. The Company anticipates that during its 2008 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include include the activity of Continental Fuels, Inc., together with its wholly-owned subsidiaries, US
Petroleum Depot, Inc., Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading, Geer Tank Trucks, Inc. and Agencia Fiduciaria Aequitas
N.V. ("Continental Fuels A.V.V."). All significant inter-company accounts and transactions have been eliminated.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company’s functional currency is the U.S. dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency
Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company’s primary foreign currency transactions are in Venezuelan dollars. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had no translation or transactions gains or losses of substance to reflect during either the years ended March 31, 2008 and December 31, 2007.

INVENTORIES

Inventories consist primarily of materials and parts and are stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market
(See Note 6).

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognized bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of March 31, 2008 and December 31, 2007, the Company has established an allowance for uncollectible accounts receivable of $67,848 and $60,387, respectively. The Company does not record interest income on delinquent accounts receivable balances until it is received.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation is provided using the straight line method over the estimated useful lives of the particular assets class of from 3 to 35 years (See Note 5).

LONG LIVED ASSETS

Long lived assets are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The
statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. At March 31,
2008 and December 31, 2007, no provision for impairment of long-live assets consisting of property, plant and equipment (See Note 5) is required.

INCOME TAXES

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income
Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN
48.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 498,500,000 and 0 common shares as of March 31, 2008 and 2007, respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

REVENUE RECOGNITION

The Company recognizes net operating revenues from oil and natural gas at the time of delivery, that is, once the oil and gas purchasers have taken delivery.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS
Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations. If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill. Goodwill amounting to $3,281,490 at both March 31,
2008 and December 31, 2007 consists of the excess of cash consideration paid over net assets acquired arising from the acquisition of Geer Tank
Trucks, Inc. (See Note 3.)
The Company reviews its intangible assets at least annually to evaluate potential impairment by comparing the carrying value of the intangible assets with expected future net operating cash flows from the related operations. If the expected future net operating cash flows are less than the carrying value, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the discounted expected future net operating cash flows from the related operations. No provision for loss on impairment is required at either March 31, 2008 or December 31, 2007.

STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company had applied APB Opinion No. 25 and related interpretations in accounting for its stock-based plans as was permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies could, but were not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company had adopted the disclosure-only provisions, as permitted by SFAS No. 123.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R "Share-Based Payment" ("SFAS 123R") using the modified prospective approach.  SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 15,
2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-
vested awards) that are outstanding as of December 15, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.  For purposes of estimating the grant date fair value of stock options, the
Company uses the Black-Scholes options pricing model.

Assumptions used to determine compensation expense are determined as follows:

·	Expected term is determined using a weighted average of the contractual term of the award;

·	Expected volatility of award grants is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

·	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

·	Forfeitures are based on the history of cancellations of awards granted and management’s analysis of potential forfeitures.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

AMORTIZATION OF DEFERRED DEBT COSTS

In December 2007, the Company incurred deferred debt costs in conjunction with $7,707,261 of debt to Sheridan, consisting of a secured Long-Term
Loan of $5,500,000 to complete the Geer Tank Trucks, Inc. acquisition (See Note 3) and a Revolving Loan of $2,207,261. Both loans are discussed in detail in Note 12. The deferred debt costs of $3,645,711 are being accreted/amortized as an expense over the life of the loans which mature on
December 11, 2010.

Below is a summary of these costs, which were incurred in conjunction with loans made by Sheridan Asset Management under the loan agreements, as follows:

		Sheridan
	Sheridan	Secured
	Secured Long-	Revolving
	Term Loan	Loan	Total
Fair value of Warrants to purchase Common Stock of the Company granted to Sheridan (A) as inducement to make loan to UPDA for Geer Tank Trucks Inc. acquisition (See Note 3)	1,731,492	944,449	2,675,941
Loan origination fees incurred to Sheridan and legal costs and investment banking fees incurred to others to facilitate the loan	627,499	342,271	969,770
Total deferred debt costs	$2,358,991	1,286,720	3,645,711
Less, accreted/amortized since inception of loan	$239,044	130,388	369,432
Total	$2,119,947	1,156,332	3,276,279

(A) Sheridan received warrants that are immediately exercisable to purchase 8,500,000 shares of the Company’s Common Stock at a purchase price of $.2465 per share expiring on December 11, 2013. As of March 31, 2008, none of these warrants were exercised.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial statement instruments including cash, accounts receivable, accounts and accrued expenses payable, the carrying amounts approximated fair value because of their short maturity. The fair value of long-term notes payable and lease obligations is based on current rates at which we could borrow funds with similar remaining maturities.

MAJOR CUSTOMERS

During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company had two major customers representing approximately 100% of total revenues during the respective periods

SIGNIFICANT SUPPLIERS

During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company had three significant suppliers representing approximately 100% of total revenues during the respective periods.

RECLASSIFICATIONS

The financial statements for the three months ended March 31, 2007 have been reclassified to conform to the presentations made for the three months ended March 31, 2008.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in
Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the
FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company
Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting
Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB
Statement No. 133." Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for
Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.
51".  SFAS No.160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No.160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), "Business Combinations," ("FASB
141R"). This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB 141R is effective for fiscal years beginning after December 15, 2008.

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company’s overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, "Use of a Simplified Method in Developing
Expected Term of Share Options" ("SAB 110"). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, ("SAB 107"), for estimating the expected term of "plain vanilla" share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No.159, "The Fair Value Option for Financial Assets and
Financial Liabilities - Including an amendment of FASB Statement No.115". SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of
SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. ACQUISITION OF THE CAPITAL STOCK OF GEER TANK TRUCKS, INC.

On December 19, 2007, the Company completed its acquisition of Geer Tank Trucks, Inc. ("Geer"), a privately held Texas corporation, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 11, 2007 (the "Geer SPA"), whereby Continental purchased one hundred percent (100%) of the outstanding capital stock of Geer, for an aggregate purchase price of $5,500,000. The purchase price was paid by the
Company in cash. The Company financed the acquisition with the proceeds of a Term Loan from Sheridan Asset Management, LLC.

As part of the terms of the Geer SPA, at the closing of the Stock Purchase transaction Messrs. Kamal Abdallah, Christopher McCauley and Timothy
Brink were each appointed to the board of directors of Geer to fill vacancies on that board caused by the resignations of previous board members. Mr.
Brink is the Company’s Chief Executive Officer and a member of its board of directors, and Messrs. Abdallah and McCauley are each members of the Company’s board of directors.

Geer was incorporated in the State of Texas in September 1965. The main business operations of the Company are the purchase, transport, and sale of oil in the State of Texas. The Company operates out of five locations. The Company owns two salt water disposal wells and four pipeline terminals with yards located in Jacksboro, Mineral Wells, Graham, Cisco, and Bowie, Texas. In addition to oil shipping and trading, the Company provides oil well services such as salt and fresh water removal services and frac tank rentals.

The following table presents the assets and liabilities acquired during the transaction:

Acquisition of Geer Tank Trucks, Inc.:
Assets acquired:
Cash	$4,979,172
Accounts receivable	2,956,625
Inventory	119,050
Prepaid expenses	126,567
8,181,414
Property, plant and equipment, net	1,527,666

Total assets acquired	9,709,080
Liabilities acquired:
Accounts and accrued expenses payable	7,490,570
7,490,570

Net assets acquired	$2,218,510
Purchase price paid to Geer financed by proceeds of
Sheridan term loan (See Note 12)	$5,500,000
Goodwill (Excess of consideration paid over
net assets acquired)	$3,281,490

Financed as follows:
Deferred debt costs incurred to Sheriden Asset Management to make Geer acquisition	$734,773
Company reimbursement made back to Sheriden	(734,773)
Deferred debt costs incurred in form of Warrants to purchase Company Common Stock
issued to Sheridan to finance Geer acquisition	2,675,941
Simultaneously credited to additional paid-in capital	(2,675,941)
-
Cash paid by Sheriden Asset Management under term loan to seller of Geer	5,500,000
Obligation under Sheriden Asset Management second term loan payable	$5,500,000

Inter National Bank line of credit paid off by Company borrowing from Sheridan under
Revolving Line (See Note 12 and 15)	$2,207,261

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTE RECEIVABLE - UPDA PARENT

On December 20, 2007, UPDA executed a promissory note receivable of $250,000 to Geer bearing interest of 5% per annum and payable on demand for funds received by UPDA from Geer. As of March 31, 2008 and December 31, 2007, the balance to be received by Geer is $253,527 and
$250,402, respectively, which includes accrued interest.

NOTE 5. PROPERTY, PLANT & EQUIPMENT

At March 31, 2008 & December 31, 2007, property and equipment consists of the following:

			Estimated
	March 31, 2008	December 31, 2007	useful lives

Port storage facility	$1,808,471	1,795,931	30 years
Trucks	1,817,283	1,586,555	5 years
Tanks	1,319,656	1,319,656	5 years
Trailers and float	1,034,351	855,607	5 years
Production equipment	568,681	568,680	7 years
Other equipment	894,355	729,132	3-7 years
Field office	81,522	81,522	15-35 years
Fence	13,375	13,375	3 years
Welling machine and cart	19,550	19,550	3 years
Office furniture and equipment	69,224	5,117	5-7 years
Land	36,652	36,652
Building	526,766	526,766	35 years
Leasehold improvements	150,741	100,428	15 years
	8,340,627	7,638,971
Less: accumulated depreciation	(4,477,283)	(4,310,969)
Net property, plant and equipment	$3,863,344	3,328,002

Depreciation expense was $171,044 and $0, for the three months ended March 31, 2008 and 2007, respectively.

NOTE 6. INVENTORY

As of March 31, 2008 and December 31, 2007, inventory consisted of the following:

	March 31, 2008	December 31, 2007

Raw materials	$-	$-
Finished goods	216,600	259,599
	$216,600	$259,599

NOTE 7. RELATED PARTY TRANSACTIONS

On January 26, 2007, all of the Company’s subsidiaries and all assets of the Company, except for the European distribution agreements, were sold to
G. Richard Smith, Company’s former Chairman, for $300,000 in cash and the assumption of certain trade debts (the "Sale of Assets"), resulting in a gain on the sale of these net assets of $114,963 reflected in the Statement of Operations for the three months ended March 31, 2007.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RELATED PARTY TRANSACTIONS (Continued)

On April 23, 2007, the Company and UPDA completed the SPA business combination transaction. Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading, two
wholly-owned subsidiaries of UPDA. The consideration received by UPDA for the Subsidiary Shares consisted of $2,500,000 in cash, receivable within 30 days of the Effective Date, and 50,000 shares of the Company’s Series A Preferred stock valued at $5,000,000 (the "Preferred Stock"). On
April 23, 2007, the Company had 149,815,833 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to
UPDA, on an "as converted" basis UPDA had the power to vote 500,000,000 shares of our common stock. Therefore, UPDA has the power to control the vote of a majority of our voting capital stock.

Subsequent to the closing of the SPA transaction, the Company and UPDA mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, the Company paid $150,000 in cash to
UPDA and executed a promissory note payable that was due to be paid on June 18, 2007 to UPDA for $2,350,000. The note is now due and payable on demand and bears an interest rate of 5%. As of March 31, 2008, $1,440,000, plus interest, is due to be paid to UPDA (See Note 12).

On August 13, 2007, UPDA acquired 100,000,000 shares of the Company’s common stock in a private transaction with Karen Sandhu in exchange for 10,000 shares of UPDA’s $1,000.00 Par Value Class B Convertible Preferred Stock having an aggregate value at par of $10,000,000. This transaction brought Ms. Sandhu’s ownership down from 141,000,000 common shares to 41,000,000 common shares as of December 31, 2007. On
August 13, 2007, UPDA returned the 100,000,000 acquired shares to the Company and those shares were cancelled by the Company.

The UPDA Class B Convertible Preferred Stock received by Karen Sandhu had a fair value, based on the underlying UPDA Common Stock trade price of $.04 per share on August 13, 2007, of $8,000,000, assuming this Preferred Stock was converted. Based upon the Common Stock of UPDA outstanding at September 30, 2007, Karen Sandhu would have held approximately 200,000,000 shares of UPDA’s Common Stock if the 10,000 B
Convertible Preferred Shares were converted by her. If the Preferred Stock had been converted to UPDA Common Stock as of March 31, 2008 she would have controlled approximately 10% of UPDA’s Common Stock outstanding on that date. The reader of these Company financial statements should consult UPDA’s 10QSB and 10KSB filings to better understand the exchange transaction, which the Parent Entity has accounted for as an additional step in a "Step Acquisition" of its Continental Fuels, Inc. subsidiary.

On December 20, 2007, UPDA executed a promissory note receivable of $250,000 to Geer bearing interest of 5% per annum and payable on demand for funds received by UPDA from Geer. As of March 31, 2008 and December 31, 2007, the balance to be received by Geer is $253,527 and
$250,402, respectively, which includes accrued interest.

NOTE 8. SHAREHOLDERS’ EQUITY

On February 6, 2007, the Company issued 141,000,000 restricted shares of its $.001 Par Value Common Stock to Ms. Karen Sandhu for $200,000 in
cash. The trading price on the date of issuance was $.34. The Company used the proceeds from this offering to pay outstanding debts and liabilities of the predecessor entity, Coronado Industries, Inc. in contemplation of the re-organization of the Company and its consolidation and merger with
Universal Property Development Acquisition, Inc. and its subsidiaries as discussed in Note 13.

On February 25, 2007, fiscal year, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding promissory note of the Registrant (the "Note") into an aggregate of 32,042,928 shares of the Registrant’s common stock. During the 2007 fiscal year, the Registrant issued an aggregate of 23,251,440 shares of common stock to the noteholder pursuant to this conversion provision. During the fiscal quarter ended March 31, 2008, the Registrant issued an additional 4,775,000 shares of common stock to the noteholder pursuant to this conversion provision. And in April 2008, the Registrant issued the final 4,016,488 shares of common stock due to the noteholder pursuant to this conversion provision. The fair value of the Company Common Stock received by Mathews Investment, LLC, which is based upon the trading price of Company Common Stock on the dates the Company agreed to convert each $100,000 portion of the notes payable, totaled $91,375,329. Accordingly, the conversion of the aforementioned notes payable into Common Stock has resulted in a total "Debt Conversion
Costs" of $91,056,436 being charged to Operations during the year ended December 31, 2007.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ EQUITY (Continued)

On April 13, 2007, the Company’s Board of Directors approved a 3-for-1 stock split (the "Forward Stock Split") of all of the Company’s common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13,
2007, on April 20, 2007 automatically became the equivalent of 3 shares of post-Forward Stock Split common stock of the Company. The Forward
Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of the
Series A Preferred is convertible into 10,000 shares of the Company’s common stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Series A
Preferred has the same voting rights as the common stock, on an as converted basis, with the Preferred holders having one vote for each share of common stock into which their Series A Preferred is convertible. The Series A Preferred has a liquidation preference over the Company’s common stock up to the one-hundred dollars ($100) per share.

On April 23, 2007, in connection with the closing of the SPA transaction as described in Notes 1 and 7 above, the Company completed the issuance of 50,000 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") to UPDA. The 50,000 shares of the Company’s Preferred Stock issued were valued at $5,000,000 under the terms of the SPA. On that date, the Company had approximately 149,815,833 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDA, on an "as converted" basis, UPDA had the power to vote
500,000,000 shares of our common stock. Therefore, on that date UPDA had the power to control the vote of approximately 77% of the common stock of the Company. The issuance of the Preferred Stock to UPDA therefore constituted a change of control transaction for the Company as UPDA owns a majority of the outstanding voting securities of the Company. As of March 31, 2008, UPDA has the power to control the vote of approximately 83% of the common stock of the Company.

On August 1, 2007, UPDA converted 2,000 shares of its Series A Preferred stock into 20,000,000 shares of the Company’s common stock, of which
18,177,918 shares were distributed to the common shareholders of UPDA as a special distribution of assets.  The remaining 1,822,082 shares were issued to UPDA. The management and directors of UPDA received 2,621,464 shares of the distributed Continental shares for their prorated common share ownership in UPDA.

On August 13, 2007, UPDA acquired 100,000,000 shares of the Company’s common stock in a private transaction with Karen Sandhu in exchange for 10,000 shares of UPDA’s $1,000.00 Par Value Class B Convertible Preferred Stock having an aggregate value at par of $10,000,000. On August
13, 2007, UPDA returned the 100,000,000 acquired shares to the Company and those shares were cancelled by the Company. As a result of the aforementioned transaction, Karen Sandhu held 41,000,000 shares restricted Company’s Common Stock on August 13, 2007 after the transaction. At
December 31, 2007, Karen Sandhu continued to hold those 41,000,000 of the Company’s Common Stock. At March 31, 2008, Karen Sandhu
disposed of 10,000,000 shares and held 31,000,000 of the Company’s Common Stock.

The UPDA Class B Convertible Preferred Stock received by Karen Sandhu had a fair value based on the underlying UPDA Common Stock trade price of $.04 on August 13, 2007 of $8,000,000, assuming this Preferred Stock was converted. Based upon the Common Stock of UPDA outstanding at December 31, 2007, Karen Sandhu would have held approximately 200,000,000 of UPDA’s Common Stock if the 10,000 B Convertible Preferred
Shares were converted by her. However, none were converted as of December 31, 2007. As of March 31, 2008, Karen Sandhu converted 3,000 out of the 10,000 UPDA Class B Convertible Preferred Shares into 60,000,000 Common Stock shares. The reader of these Company financial statements should consult UPDA’s 10KSB filing to better understand the exchange transaction, which the Parent Entity has accounted for as an additional step in a "Step Acquisition" of its Continental Fuels, Inc. subsidiary.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK OPTIONS PLANS

On December 1, 2007, the Board of Directors approved the Continental Fuels, Inc. 2007 Stock Option/Stock Issuance Plan. The Plan authorized the
Company to grant stock and stock options to (i) employees, (ii) non-employee members of the Board or the non-employee members of the board of directors of any Parent or Subsidiary, and (iii) consultants and other independent advisors who provide services to the Corporation (or any Parent or
Subsidiary). Under the aforementioned Plan, 20,000,000 shares of common stock were reserved for issuance. On December 1, 2007 the Board of
Directors granted Timothy Brink 10,000,000 in stock options at the exercise price of $.33 per share. As of March 31, 2008, none of those options have been exercised.

The following table sets forth certain information concerning the stock options granted during the three months ended March 31, 2008 to the
Company’s chief executive officer.

	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2007	10,000,000	$0.33	$10	$3,213,908	$-
Granted	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding March 31, 2008	10,000,000	$0.33	$10	$3,213,908	$-

Exercisable March 31, 2008	10,000,000	$0.33	$10	$-	$-

(1) Remaining contractual term is presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008. Awards with an exercise price above the closing price as of March 31, 2008 are considered to have no intrinsic value.

NOTE 10. INCOME TAXES

As of March 31, 2008 and December 31, 2007, the components of deferred income taxes are as follows:

	March 31, 2008	December 31, 2007
Net operating loss carryforward	$41,008,828	$40,570,359
Differences resulting from use of cash basis for tax purposes	-	-

Total deferred tax assets	41,008,828	40,570,359
Less valuation allowance	(41,008,828)	(40,570,359)

Net deferred tax assets	$-	$-

The Company has provided a full valuation allowance on its deferred tax assets as of March 31, 2008 and December 31, 2007.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

	March 31, 2008	December 31, 2007
Federal statutory tax rate	34.0%	34.0%
State Tax Rate	1.2%	1.2%
Effective Tax Rate	35.2%	35.2%
Valuation Allowance	(35.2)%	(35.2)%
Net Effective Tax Rate	--	--

As of March 31, 2008, the Company has a net operating loss carryforward of $116,503,435 expiring through 2028. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 11. COMMITMENTS

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

In July 2007, the Company entered into an agreement with Serafina De Los Santos and Rosi Chavez to lease a condominium at South Padre Island,
Texas from August 1, 2007 to March 1, 2008 for a monthly rent of $3,000. In February 2008, the Company entered into another agreement with
Serafina De Los Santos and Rosi Chavez to lease a condominium at South Padre Island, Texas from March 1, 2008 to September 1, 2008 for a monthly rent of $3,000.

In December 2007, the Company entered into a five year lease with Texas Tower Limited for 3,044 square feet of office space at varying monthly rents ranging from $5,327 in the first year to $6,342 in the fifth year. The Company’s address is 600 Travis, Suite 6910, Houston, Texas 77002.

Future minimum lease payments under the Company’s operating leases as of March 31, 2008 are as follows:

Years Ending March 31,	Amounts
2009	$101,780
2010	86,824
2011	89,868
2012	82,294
2013 and after	69,758
$430,524

Rent expenses incurred under the above mentioned operating leases totaled $68,675 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Employment Agreements

On December 12, 2007, the Company entered into an employment agreement with Ms. Lori Geer Smith. Under the terms of her Employment
Agreement, Ms. Smith shall have such title and responsibilities as are determined by the Geer board of directors. Ms. Smith’s Employment
Agreement has an initial term of one (1) year and a base salary of $80,000 per year.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS (Continued)

Employment Agreements (Continued)

On December 12, 2007, the Company also entered into an employment agreement with Mr. Ronnie Smith. Under the terms of his Employment
Agreement, Mr. Smith shall have such title and responsibilities as are determined by the Geer board of directors. Mr. Smith’s Employment
Agreement has an initial term of one (1) year and a base salary of $80,000 per year.

On December 1, 2007, the Company entered into a three year Employment Agreement with Timothy Brink to continue serving as the Company’s president and CEO for the annual base salary of $180,000 adjustable at any time, a discretionary bonus of up to $600,000 a year, and the option to purchase 10 million shares of Continental’s common stock. On each successive anniversary of the Employment Agreement, Mr. Brink shall be granted additional options as the Board determines.

Future minimum payments under the Company’s employment agreements as of March 31, 2008 are as follows:

Years Ending March 31,	Amounts
2009	$333,333
2010	180,000
2011	165,000
$678,333

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NOTES AND LOANS PAYABLE

As of March 31, 2008 and December 31, 2007, notes payable consist of the following:

Secured Sheridan Asset Management Loans
Terms and to Whom Payable	March 31,	December 31,
Term Loan	2008	2007

15% per annum term loan payable and 5% payment-in-kind interest to Sheridan Asset Management LLC long-term promissory note dated December 11, 2007, in the original amount of $5,500,000 and due December 11, 2010. As of March 31, 2008, the amount due is $5,200,000, net of deferred cost of $2,119,945. The promissory note arose out of the Geer Tank Trucks, Inc. acquisition described in Note 3. The promissory note requires 6 monthly principal payments of $100,000 each commencing on January 01, 2008; and 30 monthly principal payments of $150,000 each commencing on July 1, 2008; with a principal payment at maturity of $400,000. The 15% per annum interest and the 5%

payment-in-kind interest are also payable monthly at the same time the payment of principal is due.	$3,080,055	3,184,003

Revolving Loan

20% per annum revolving promissory note payable in the original amount of $2,207,261 borrowed on December 11, 2007. The loan, which is due on December 11, 2010, net of deferred cost of $1,156,333, is provided by Sheridan under a $3,000,000 line of credit expiring on December 11, 2010. The Company is required to pay Sheridan a 10% unused line fee to the extent that borrowing outstanding by the Company to Sheridan are less than $3,000,000.

Both the 20% per annum interest on the revolving loan and the 10% unused line fees are payable on a monthly basis to Sheridan. Advances received by the Company under the line are tied by formula to a borrowing base dependant on cash, eligible accounts receivable and inventory. Changes in the borrowing base may result in the need to reduce outstanding borrowing under the revolving line by

the Company.	1,050,928	943,991

Both the long term promissory note and the revolving promissory note are jointly secured under a security agreement that provides for the pledge of all of Company’s assets. In addition these obligations are jointly secured by a cross-corporate guaranty furnished by UPDA (the Company’s parent entity).

Loan Compliances

The revolving promissory note imposes certain negative covenant on the Company related to repurchase, redemption and dividends on common stock or other equity securities of the Company and its wholly owned subsidiaries; limitations on the fair value of Company’s securities issuances to individuals and requires lender approval on Company merger or acquisition activities or management changes. Other covenants to be met by the Company include minimum net worth and earnings before interest, taxes and depreciation ("EBITDA").

The long term promissory note contains provisions relating to change in Company control and negative covenant provisions similar to those contained in the revolving promissory note described in the preceding paragraph, as well as minimum net worth and EBITDA requirements.

As of March 31, 2008, the Company was not in compliance with its Sheridan loan covenant that required the Company to have a minimum EBITDA of $500,000. On May 19, 2008 Sheridan agreed to grant a waiver for this covenant for the first quarter of 2008 (see Note 16).

Net notes payable to Sheridan Asset Management	$4,130,983	$4,127,994
Current portion	$943,352	$728,001
Long-term portion	3,187,631	3,399,993
	$4,130,983	$4,127,994

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NOTES AND LOANS PAYABLE (Continued)

The maturities of the Sheridan loans payable at March 31, 2008 are as follows:
	Total Amount	Term Loan	Revolving Loan
2008	$943,352	$943,352	$-
2009	1,018,352	1,018,352	-
2010	2,169,279	1,118,352	1,050,927
	$4,130,983	$3,080,056	$1,050,927

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NOTES AND LOANS PAYABLE (Continued)

Others	March 31,	December 31,
	2008	2007
As of March 31, 2008 and December 31, 2007, notes payable consist of the following:
First National Bank of Jacksboro notes payable secured by Certificate of deposits with parallel maturity dates to the debt held on Geer’s behalf of $1,335,000:
6.31% per annum note dated 1/9/08 maturing 1/9/09	$535,000
6.31% per annum note dated 1/17/08 maturing 1/17/09	500,000
5.85% per annum note dated 1/25/08 maturing 1/25/09	300,000
	1,335,000
10% per annum advances received from Brainard Management Associates, principal and interest payable on demand as bridge financing in pending change of control of Company (A)	550,000	$550,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 700,000 shares of common stock (A)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 700,000 shares of common stock (A)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 2,000,000 shares of common stock (A)	50,000	50,000
8% per annum note payable to CAA Premium Finance, LLC, principal and interest due on first day of each succeeding month until paid in full.	71,665	94,197
Total	$2,056,665	$744,197

Related parties:
Companies’ Parent Entity and Certain of Its Wholly-Owned Subsidiaries	March 31,	December 31,
Terms and to Whom Payable	2008	2007

5% per annum note payable to Companies’ Parent Entity, Universal Property Development and Acquisition, Inc. ("UPDA"), principal and interest payable on demand	$2,350,000	$2,350,000
Intercompany account non-interest bearing balance payable to UPDA	1,022,560	1,022,560
Intercompany account non-interest bearing balance payable to UPDA-Operators, a wholly-owned subsidiary of UPDA	656,276	656,276
Intercompany account non-interest bearing balance payable to General Services Administration, Inc., a wholly-owned subsidiary of UPDA	2,901	-
	4,031,737	4,028,836
Less:
Company repayments to UPDA since the extension of the now past due date	(885,000)	(550,000)
Unilateral reduction in the original purchase price to the Company for the UPDA subsidiaries, principally storage facility, assets originally transferred to the Company by UPDA (See Note 13.)	(740,000)	(740,000)
	2,406,737	2,738,836
Less: Loss on recapitalization of Continental’s Stockholders’ Equity section - reserve for liabilities to UPDA with payment contingent on future profitability of Continental (See Note 13.)	(2,736,541)	(2,736,541)
Total Liability to UPDA and subsidiaries		$2,295
Temporarily repatriated funds to UPDA that relate to Continental’s acquisition by UPDA	$(329,804)

Other Relationships
As of March 31, 2008 and December 31, 2007, notes payable to related parties consist of the following:
Terms and to Whom Payable	March 31,	December 31,
	2008	2007
5% per annum note payable to Kamal Abdallah, Chairman, principal and interest due on demand after July 1, 2008	100,000	-
5% per annum note payable to Kamal Abdallah, Chairman, principal and interest due on demand after February 1, 2008	100,000	100,000
Total	$200,000	$100,000

(A)

- Per the Sale of Assets agreement, between a former officer/director in the predecessor entity, Coronado Industries, Inc., interest is to be accrued on these notes from the date that they are transferred to the Continental Fuels. As of March 31, 2008 and December 31, 2007, $72,960 and $55,219 of interest has been accrued, respectively.

NOTE 13. RECAPITALIZATION TRANSACTION

Since UPDA had a post-SPA transaction 77% voting interest, applicable GAAP and related-party transaction theory dictates that the substance of the transaction from UPDA’s perspective and in consolidation is a recapitalization. EITF 88-16 states that absent a 50% change in voting control there is no step-up or goodwill to be recognized. Pre-transaction, UPDA owned 100% of UPDA Texas Trading, Inc., nka Continental Trading Enterprizes,
Inc. and US Petroleum Depot and post-transaction UPDA obtained 77% of the voting rights of Continental, hence the requisite 50% change of control occurred. Therefore, there is no immediate step-up or goodwill recognition.

The Codification of SEC Staff Accounting Bulletins Topic 5U specifies that no gain be recognized on the sale of assets to a thinly capitalized entity, particularly when the purchasing entity’s assets consist principally of assets acquired from the seller. Gain is to be deferred until it is reasonably assured. The SAB states that the deferred gain should be noted parenthetically as a deduction from the related asset. Accordingly, UPDA has deferred recognition of any gain on the sale of assets in its financial statements filed on its Form 10QSB for the twelve months ended December 31, 2007.
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

NOTE 14. DEBT CONVERSION COSTS

As discussed in Notes 8 and 12, the Company is in the process of issuing an aggregate of 32,042,928 of its $0.001 Par Value Common Stock to
Mathews Investment, LLC from the conversion of notes payable with a face value of $300,000. The conversion of the aforementioned notes payable into Common Stock has resulted in "Debt Conversion Costs" of $91,056,436 being charged to Operations during the year ended December 31, 2007.
Through December 31, 2007, the Company issued 23,251,440 out of the aggregate of 32,042,928 of its $0.001 Par Value Common Stock that the
Company is committed to issuing to Mathews Investments LLC. During the quarter ended March 31, 2008, the Company issued an additional
4,775,000 of its $0.001 Par Value Common Stock that the Company is committed to issuing to Mathews Investments LLC. During April 2008, the
Company issued the remaining 4,016,488 of its $0.001 Par Value Common Stock that the Company was committed to issuing to Mathews
Investments LLC thereby completing in full its commitment to issue 32,042,928 shares of its $0.001 Par Value Common Stock in settlement of the
Note.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SECURED LINE OF CREDIT PAYABLE

On December 12, 2007, Continental Trading Enterprizes, Inc. was liable for a series of disbursements under the line aggregating $2,200,000, which bore interest ranging from 7.13% to 7.25% per annum. The amounts disbursed were used by Continental Fuels and Continental Trading Enterprizes,
Inc. to make the payments needed for a contracted purchase of certain petroleum products by Continental Trading Enterprizes, Inc. for resale to third parties. As consideration for the pledge, the Company agreed that the Pledgors shall each receive $.25 per barrel upon payment to the Company from sale to third parties but only when the transaction shows positive gross margins on the sales.

Concurrent with the Term Loan received from Sheridan on December 12, 2007 to finance the acquisition of Geer, the Company also entered into a
Revolving Line of Credit with Sheridan in the amount of $3,000,000 at an interest rate of 20% per annum on the amount used and 10% per annum on the unused portion commencing on January 1, 2008. On December 13, 2007, the Company used $2,207,261 of the $3,000,000 available to fully repay the balance owed to Inter National Bank for the Line of Credit used by Continental Trading Enterprizes, Inc. As of March 31, 2008, $792,739
of the Sheridan Revolving Line remains unused.

NOTE 16. SUBSEQUENT EVENTS

Granting of Waiver of Sheridan Loan Covenant

As of March 31, 2008, the Company was not in compliance with its Sheridan loan covenant that required the Company to have a minimum EBITDA of $500,000. On May 19, 2008 Sheridan agreed to grant a waiver for this covenant for the first quarter of 2008 based upon the Company’s assurances that the minimum EBITDA will be achieved during the second quarter of 2008.

Other Subsequent Events

During April 2008, the Company issued the remaining 4,016,488 of its $0.001 Par Value Common Stock that the Company was committed to issuing to Mathews Investments LLC thereby completing in full its commitment to issue 32,042,928 shares of its $0.001 Par Value Common Stock in settlement of the Note. Therefore, as of May 1, 2008, the number of shares of common stock, $0.001 par value, outstanding was 101,479,897.

On May 6, 2008, the Registrant filed a Certificate of Amendment to Articles of Incorporation to effectuate, effective May 12, 2008, a 1-for-10 reverse split of the Registrant’s common stock (the "Reverse Stock Split"). Pursuant to the terms of the Reverse Stock Split, each ten shares of the
Registrant’s common stock held by the shareholders of record at the close of trading on May 9, 2008 (the "Record Date") shall, on May 12, 2008 (the
"Effective Date"), automatically become the equivalent of one (1) share of post Reverse Stock Split common stock of the Registrant. The Registrant did not change the number of shares of common stock authorized for issuance under its Articles of Incorporation or change the par value per share of its common stock as a result of the Reverse Stock Split. Share and per share information included in these consolidated financial statements has not been adjusted to give retroactive effect of the Reverse Stock Split.

The Reverse Stock Split was approved by the board of directors of the Registrant on April 22, 2008, and it was approved by the vote of the holders of a majority of the outstanding voting capital stock of the Registrant on April 22, 2008.

As a result of the Reverse Stock Split, beginning on May 12, 2008 the OTC bulletin board trading symbol of the Registrant’s common stock shall be changed from "CFUL" to "CNFU".

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Except for historical information contained herein, this document contains forward-looking statements. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company’s plans and expectations. The
Company’s actual results may differ materially from such statements. Although the Company believes that the assumptions underlying the forward-
looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this document. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

Recapitalizations and Reorganizations

On January 19, 2007, the Company’s Board of Directors approved a 1-for-100 reverse stock split (the "2007 Reverse Stock Split") of all of the
Company’s issued common stock, par value $0.001 per share ("Common Stock") effective February 5, 2007.  In addition, on February 16, 2007, the
Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in its authorized capital stock from 400,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the 2007 Reverse Stock Split.

On April 13, 2007, the Company’s Board of Directors approved a 3-for-1 stock split (the "Forward Stock Split") of all of the Company’s common stock. Pursuant to the terms of the Forward Stock Split, each share of the Company’s common stock held by shareholders of record on April 13, 2007 shall on April 20, 2007 automatically become the equivalent of 3 shares of post-split common stock of the Company. The Forward Stock Split did not change the number of shares of common stock authorized under the Company’s Articles of Incorporation or change the par value per share of its common stock. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the Forward Stock Split.

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of the
Series A Preferred is convertible into 10,000 shares of the Company’s common stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Series A
Preferred has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Series A Preferred is convertible. The Series A Preferred has a liquidation preference over the Company’s common stock up to the one-hundred dollar ($100) per share.

On April 23, 2007,("the Effective Date"), the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated
April 20,2007, by and among the Company and Universal Property Development and Acquisition Corporation ("UPDA"), a publicly held Nevada corporation (the "SPA"). Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc.
and Continental Trading Enterprizes, Inc. f/k/a UPDA Texas Trading (the "Subsidiary Shares"), two private Nevada Corporations and wholly-owned subsidiaries of UPDA. The consideration paid by the Company for the Subsidiary Shares consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the "Preferred Stock"). The Preferred Stock
is currently convertible into 500,000,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an "as converted" basis in any matters for which the holders of our common stock are entitled to vote.

The Board of Directors of the Company currently consists of three members, Mr. Kamal Abdallah, Mr. Timothy Brink, and Mr. Christopher
McCauley. The full Board of Directors of the Registrant consists of five seats. Currently, two seats of the Registrant’s Board of Directors are vacant.

Since UPDA had a post-SPA transaction 77% voting interest, applicable GAAP and related-party transaction theory dictates that the substance of the transaction from UPDA’s perspective and in consolidation is a recapitalization. EITF 88-16 states that absent a 50% change in voting control there is no step-up or goodwill to be recognized. Pre-transaction, UPDA owned 100% of UPDA Texas Trading, Inc., nka Continental Trading Enterprizes,
Inc. and US Petroleum Depot and post-transaction UPDA obtained 77% of the voting rights of Continental, hence the requisite 50% change of control occurred. Therefore, there was no immediate step-up or goodwill recognition.

The Codification of SEC Staff Accounting Bulletins Topic 5U specifies that no gain be recognized on the sale of assets to a thinly capitalized entity, particularly when the purchasing entity’s assets consist principally of assets acquired from the seller. Gain is to be deferred until it is reasonably assured. The SAB states that the deferred gain should be noted parenthetically as a deduction from the related asset. Accordingly, UPDA has deferred recognition of any gain on the sale of assets in its financial statements filed on its Form 10QSB for the twelve months ended December 31, 2007.
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

Critical Accounting Policies

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions about assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most "critical accounting policies" in Management’s Discussion and Analysis section. A critical accounting policy is one which is both important to portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

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

Quarter Ended March 31, 2008 and, 2007

Results of Operations.

For the three months ended March 31, 2008 and 2007, total revenue was $14,663,967 and $0, respectively, with a cost of goods sold of $13,478,496 and $0, respectively. Pursuant to the Sale of Assets to G. Richard Smith on January 26, 2007, all of the Coronado’s subsidiaries and all assets of
Coronado, except for the European distribution agreements, were sold to Smith for $300,000 in cash and the assumption of certain trade debts.
Therefore, the Company had no operations in the first quarter of 2007. The gross margin on its products sold was approximately 8.1% and 0% for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, the Company experienced a net loss of $1,245,649 which was comprised primarily of general and administrative expenses of $815,441, consulting fees and services of $101,215, payroll and related benefit expenses of $610,353, selling and marketing expenses of $6,249, depreciation expense of $171,044, amortization of deferred loan costs of $80,605 and $222,384 related to loan origination fees incurred to Sheridan and legal and other costs to others on warrants to purchase Company common stock issued to Sheridan on Geer
Tank Trucks, Inc. acquisition, and interest expense of $423,829.

For the three months ending March 31, 2007, the Company experienced a net loss of $93,230, which was comprised primarily of marketing expenses incurred to Crosscheck Capital for $150,000, offset by a gain on sale incurred from the Sale of Assets of $114,963, consulting fees and services expense of $22,250, interest expense of $11,047 and sale of restricted common stock sold in private placement to Karen Sandhu for $200,000.

Liquidity and Capital Resources.

As shown in the consolidated financial statements, at March 31, 2008, the Company had cash on hand of $2,330,895, compared to $23,851 at March
31, 2007. We had a net loss of $1,245,649 for the three months ended March 31, 2008. Net cash provided by operating activities was $436,692 for the three months ended March 31, 2008. This was mainly due to an increase of $1,537,674 in accounts receivable, offset by $42,999 due to an decrease in inventory, $2,589,555 due to an increase in accounts payable and accrued expenses payable, $18,433 due to a decrease in prepaid expenses, $94,106 due to an increase in state oil taxes payable, $171,044 of depreciation expenses, $4,300 due to a provision for doubtful accounts,
$80,605 due to amortization of loan origination fees incurred to Sheridan and $222,384 due to amortization of the cost of warrants issued to Sheridan to purchase the Company’s common stock.

Net cash used in operating activities was $384,250 for the three months ended March 31, 2007. We had a net loss of $93,230. This was primarily due to non-cash charges of $114,963 due to a gain on sale of assets and $176,057 due to a decrease in accounts receivable

Cash flows used in investing activities was $706,386 during the three months ended March 31, 2008, consisting of $706,386 for purchases of property, plant and equipment.

Cash flows used in investing activities was $1,899 during the three months ended March 31, 2007, consisting of $1,899 due from US Petroleum
Depot.

The cash flows provided by financing activities of $780,369 during the three months ended March 31, 2008, consisted of $1,335,000 of proceeds from borrowings from a bank, $332,099 repayments of notes and loans payable to Companies’ parent entity and certain of its wholly-owned subsidiaries Notes payable to UPDA, as parent entity, for acquisition of the Company, $100,000 for proceeds of notes and loans payable other related party, $22,532 for repayments for notes payable, others and $300,000 for repayments of notes payable, Sheridan term loan.

The cash flows provided by financing activities of $410,000 during the three months ended March 31, 2007, consisted of $150,000 in proceeds from borrowings from others, $60,000 for proceeds of notes and loans payable and $200,000 from sale of common stock to Ms. Karen Sandhu.

On December 12, 2007, the Company obtained financing in the form of a term loan from Sheridan in the amount of $5,500,000 at an interest rate of
15% per annum commencing on January 1, 2008 and payment-in-kind interest of 5% per annum for the purchase of Geer Tank Trucks, Inc. On the same date, the Company also obtained financing in the form of a revolving loan in the amount of $3,000,000 at an interest rate of 20% per annum on the amount used and 10% per annum on the unused portion commencing on January 1, 2008. As of March 31, 2008, $2,207,261 of the revolving amount was used.

We have historically incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisitions and achieving a profitable level of operations. We will need $6 million of additional financing for ongoing operations and acquisitions. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We conduct no hedging activity. We have no derivative contracts.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this
Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e)
under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after March 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control-Integrated Framework  issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 under the criteria set forth in the in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely
basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company’s limited resources.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the
SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings pending for the Registrant at March 31, 2008.

Item 1A. Risk Factors.

Item 1A. "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2007 Form 10-KSB.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Restricted Securities

During the 2007 fiscal year, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars
($300,000) of an outstanding promissory note of the Registrant (the "Note") into an aggregate of 32,042,928 shares of the Registrant’s common stock.
During the 2007 fiscal year, the Registrant issued an aggregate of 23,251,440 shares of common stock to the noteholder pursuant to this conversion provision. During the fiscal quarter ended March 31, 2008, the Registrant issued an additional 4,775,000 shares of common stock to the noteholder pursuant to this conversion provision. And in April 2008, the Registrant issued the final 4,016,488 shares of common stock due to the noteholder pursuant to this conversion provision.

The shares of common stock issued to the holder of the Note, as described above, were restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transactions.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

2.1#

Form of the Stock Purchase Agreement by and among Continental Fuels, Inc. and Universal Property Development and Acquisition Corporation dated as of April 23, 2007. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 26, 2007.

2.2#

Stock Purchase Agreement, dated as of December 11, 2007 by and between Charles Randall Geer, Jana Geer Douglas, Donna Osteen Reich, Jerrye Geer Faltyn, Lori Geer Smith and Continental Fuels, Inc., a Nevada corporation. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

3.1 #

Articles of Incorporation of Continental Fuels Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of the Registrant filed with the Securities and Exchange Commission on August 24, 1998.

3.2#

By-laws of Continental Fuels, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of the Registrant filed with the Securities and Exchange Commission on August 24, 1998.

4.1#

Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Continental Fuels, Inc. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 26, 2007.

10.1#

Promissory Note with Confessed Judgment Provision, dated as of June 1, 2007, by and between Continental Fuels, Inc. and Universal Property Development and Acquisition Corporation, as executed on June 18, 2007. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on June 20, 2007.

10.2#

Commercial Contract-Improved Property by and between International Trades & Forwarding LLC as the Seller and U.S. Petroleum Depot, Inc. as the Buyer, dated as of December 1, 2006. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 26, 2007.

10.3#

Loan Agreement, dated as of December 11, 2007, between Continental Fuels, Inc., Universal Property Development and Acquisition Corporation, a Nevada corporation, Timothy Brink and Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

10.4#

Senior Secured Promissory Note of Continental Fuels, Inc., a Nevada corporation, dated December 11, 2007. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

10.5#

Senior Secured Revolving Promissory Note of Continental Fuels, Inc., a Nevada corporation, dated December 11, 2007. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

10.6#

Security Agreement, dated as of December 11, 2007, by and among Continental Fuels, Inc., a Nevada corporation (the "Company"), the subsidiaries listed on Schedule A hereto (the "Subsidiaries"), Universal Property Development and Acquisition Corporation, a Nevada corporation ("UPDA and the Subsidiaries, collectively, the "Guarantors") (the Company and the Guarantors are collectively referred to as the "Debtors"), and Sheridan Asset Management LLC, a Delaware limited liability company ("Sheridan" and collectively with each of its endorsees, transferees and assigns, the "Secured Party"), as the holder of the Company’s Secured Term Promissory Note due December 11, 2010 (the "Term Note") in the original aggregate principal amount of $5,500,000 (the "Term Loan") and the Company’s Secured Revolving Promissory Note due December 11, 2010 (the "Revolving Note" and collectively with the Term Note, the "Notes") in the aggregate principal amount of $3,000,000 (the "Revolving Loan" and collectively with the Term Loan, the "Loans"). Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

10.7#

Registration Rights Agreement, made and entered into as of December 11, 2007, between Continental Fuels, Inc., a Nevada corporation, and Sheridan Asset Management, LLC. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

10.8#

Common Stock Purchase Warrant, with an issue date of December 11, 2007, for the purchase of 5.5 million shares of the Registrant’s common stock issued to Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

32

10.9#

Common Stock Purchase Warrant, with an issue date of December 11, 2007, for the purchase of 3 million shares of the Registrant’s common stock issued to Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

10.10#@

Employment Agreement made as of December 1, 2007 by and between Continental Fuels, Inc., a Nevada corporation, and Tim Brink, a resident of the State of Texas. Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

10.11#@

Continental Fuels, Inc. 2007 Stock Option/Stock Issuance Plan. Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on December 17, 2007.

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

CONTINENTAL FUELS, INC.

Date: May 20, 2008	By:	/s/ Timothy Brink
Timothy Brink
Chief Executive Officer

Date: May 20, 2008	By:	/s/ Timothy Brink
Timothy Brink
Chief Financial Officer

34