Form 10-Q
period 2008-06-30
CONTINENTAL FUELS, INC.
filed 2008-08-19
CIK 859365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 14 , 2008, the number of shares of common stock, $0.001 par value, outstanding was 10,467,990 .

Transitional Small Business Disclosure Format (check one): Yes ___   No    X

CONTINENTAL FUELS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2008

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL FUELS, INC.
Unaudited Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

Consolidated Balance Sheet

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash, including certificates of deposit of $1,405,703 and $29,064	$ 1,957,331	$ 1,820,220
Accounts receivable, net of allowance for doubtful accounts of $67,810
and $60,387, respectively	11,141,796	4,528,915
Inventory	2,990,780	259,599
Prepaid expenses	149,484	173,386
Total Current Assets	16,239,391	6,782,120

Property, plant and equipment, at cost, net of accumulated
depreciation of $4,644,954 and $4,310,969, respectively	4,045,123	3,328,002

Other Assets:
Goodwill	3,281,490	3,281,490
Surety bonds	48,400	48,400
Rent security deposit	38,287	38,001
Note receivable - UPDA parent entity	256,644	250,402
Temporarily repatriated funds to UPDA that relate to Continental’s acquisition by UPDA	164,304	-
Total Other Assets	3,789,125	3,618,293

TOTAL ASSETS	$ 24,073,639	$ 13,728,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts and accrued expenses payable	$ 14,999,292	$ 6,084,825
Notes and loans payable:
Current portion of Sheridan term loan and revolving loan	4,833,303	728,001
Others, including a bank for $1,446,018 in 2008	2,161,294	744,197
Related parties:
UPDA and certain of its wholly-owned subsidiaries, net of
loss on recapitalization of $2,736,541 (reserve for liabilities to UPDA parent
with payment contingent on future profitability of Continental)	-	2,295
Other relationships	747,873	100,000
State oil taxes payable	701,599	164,435
Income taxes payable	143,430	143,430
Total current liabilities	23,586,791	7,967,183

Long-Term Debt
Sheridan term loan and revolving loan	-	3,399,993
Total liabilities	23,586,791	11,367,176
Minority Interest
25% minority interest in Agencia Fiduciaria Aequitas N.V. (Continental A.V.V.) subsidiary	849	849
Minority Interest	849	849

TOTAL LIABILITIES	23,587,640	11,368,025

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; 99,500,000 shares authorized, none issued
or outstanding at June 30, 2008 and December 31, 2007, respectively	-	-
Series A convertible preferred stock - $.001 par value; 500,000 shares authorized,
48,000 and 48,000 issued and outstanding at June 30, 2008 and December 31, 2007
respectively	48	48
Common stock - $.001 par value; 900,000,000 shares authorized;
10,467,990 and 9,268,841 shares issued and outstanding, respectively	10,468	9,269
Common stock to be issued of none and 879,149 shares, respectively	-	879
Additional paid-in capital	117,647,544	117,606,264
Accumulated deficit	(117,172,061)	(115,256,070)
TOTAL STOCKHOLDERS’ EQUITY	485,999	2,360,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 24,073,639	$ 13,728,415

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Unaudited Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

Consolidated Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2008	2007	2008	2007

REVENUE
Product revenue	$36,567,168	$5,783,701	$51,231,135	$5,783,701

COST OF SALES
Cost of product revenue	34,552,685	5,384,544	48,031,181	5,384,544
GROSS PROFIT	2,014,483	399,157	3,199,954	399,157

General & administrative expenses:
Consulting fees and services	53,708	267,092	154,923	289,342
Payroll and related benefits	689,874	-	1,300,227	-
Selling and marketing expenses	-	375,000	6,249	525,000
Depreciation expense	167,669	-	338,713	6,731
General & administrative expenses	858,479	319,200	1,673,920	337,365
Total operating expenses	1,769,730	961,292	3,474,032	1,158,438

INCOME (LOSS) FROM OPERATIONS	244,753	(562,135)	(274,078)	(759,281)

Other (expense) income:
Amortization of deferred loan costs:
Loan origination fees incurred to Sheridan
and legal and other costs to others	(79,935)	-	(160,540)	-
Warrants to purchase Company common stock issued
to Sheridan on Geer Tank Trucks, Inc. acquisition	(222,384)	-	(444,768)	-
Interest expense, net	(427,448)	(113,964)	(851,277)	(125,011)
Debt conversion costs	-	(52,688,590)	-	(52,688,590)
Gain on sale of Company net assets to a former officer/director predecessor entity	-	-	-	114,963
Financing fees incurred to RAKJ Holdings related to Company Oil and Gas purchases	(185,447)	-	(185,447)	-
Other expense	1,836	-	1,836	-
Total (expense) income	$(913,378)	$(52,802,554)	$(1,640,196)	$(52,698,638)

Loss before provision for income taxes	(668,625)	(53,364,689)	(1,914,274)	(53,457,919)
Provision for income taxes	-	-	-	-
Net loss	(668,625)	(53,364,689)	(1,914,274)	(53,457,919)
Add, 25% minority interest in net loss of Agencia Fiduciaria Aequitas N.V.
(Continental A.V.V.) subsidiary	-	-	-	-
NET LOSS AFTER MINORITY INTEREST	(668,625)	(53,364,689)	(1,914,274)	(53,457,919)

Basic and diluted net loss per weighted-average shares common stock	$(0.07)	$(4.10)	$(0.19)	$(8.26)

Weighted-average number of shares of common stock outstanding	10,208,450	13,023,219	9,854,167	6,475,634

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common	Common	Preferred	Series A
	Stock	Stock (to be issued)	Stock	Convertible Preferred
	Shares	Shares	Shares	Shares
Balance December 31, 2006	843,697	-	-	-
Restricted common stock sold in private placement	14,100,000	-	-	-
Common Stock held by Karen Sandhu retired in exchange for Class B Convertible Preferred stock of UPDA (See Notes 7 and 8)	(10,000,000)	-	-	-
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	2,325,144	-	-	-
Common stock to be issued (Mathews Investment - See Note 8 and 14)	-	879,149	-	-
Series A convertible preferred shares issued
to UPDA for acquisition	-	-	-	50,000
Series A convertible preferred shares held by UPDA converted into Company common stock, of which UPDA distributed 18,169,545 were distributed to UPDA’s common stock holders by UPDA (See Note 8)	2,000,000	-	-	(2,000)
Officer stock based compensation expense for shares vested immediately (See Note 9)	-	-	-	-
Warrants to purchase Company common stock issued to Sheridan for financing Geer acquisition (See Note 1 and 3)	-	-	-	-
25 % minority interest in initial investment in Combustibles (See Note 1)	-	-	-	-
Unilateral reduction in the original purchase price to the Company for the
UPDA subsidiaries, principally storage facility, assets originally
transferred to the Company by UPDA (See Note 13)	-	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-
Balance December 31, 2007	9,268,841	879,149	-	48,000
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	879,149	(879,149)	-	-
Common stock issued to settle debt (legal fees)	320,000
25 % minority interest in initial investment in Combustibles (See Note 1)	-	-	-	-
Net loss for the six months ended June 30, 2008	-	-	-	-
Balance June 30, 2008	10,467,990	-	-	48,000

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) - Continued

				Series A
	Common	Common	Preferred	Convertible	Additional
	Stock	Stock (to be issued)	Stock	Preferred	Paid-in	Accumulated
	Par Value	Par Value	Par Value	Par Value	Capital	Deficit	Total
Balance December 31, 2006	$ 844	$ -	$ -	$ -	$ 19,410,385	$ (20,172,098)	$ (760,869)
Restricted common stock sold in private placement	14,100	-	-	-	185,900	-	200,000
Common Stock held by Karen Sandhu retired in exchange for Class B Convertible Preferred stock of UPDA (See Notes 7 and 8)	(10,000)	-	-	-	10,000	-	-
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	2,325	-	-	-	64,558,969	-	64,561,294
Common stock to be issued (Mathews Investment - See Note 8 and 14)	-	879	-	-	26,813,159	-	26,814,038
Series A convertible preferred shares issued
to UPDA for acquisition	-	-	-	50	-	-	50
Series A convertible preferred shares held by UPDA converted into Company common stock, of which UPDA distributed 18,169,545 were distributed to UPDA’s common stock holders by UPDA (See Note 8)	2,000	-	-	(2)	(1,998)	-	-
Officer stock based compensation expense for shares vested immediately (See Note 9)	-	-	-	-	3,213,908	-	3,213,908
Warrants to purchase Company common stock issued to Sheridan for financing Geer acquisition (See Note 1 and 3)	-	-	-	-	2,675,941	-	2,675,941
25 % minority interest in initial investment in Combustibles (See Note 1)	-	-	-	-	-	633	633
Unilateral reduction in the original purchase price to the Company for the
UPDA subsidiaries, principally storage facility, assets originally
transferred to the Company by UPDA (See Note 13)	-	-	-	-	740,000	-	740,000
Net loss for the year ended December 31, 2007	-	-	-	-	-	(95,084,605)	(95,084,605)
Balance December 31, 2007	$ 9,269	$ 879	$ -	$ 48	$ 117,606,264	$ (115,256,070)	$ 2,360,390
Common stock issued to settle debt (Mathews Investment - See Note 8 and 14)	879	(879)			-		-
Common stock issued to settle debt (legal fees)	320				41,280		41,600
25 % minority interest in initial investment in Combustibles (See Note 1)						(1,717)	(1,717)
Net loss for the six months ended June 30, 2008						(1,914,274)	(1,914,274)
Balance June 30, 2008	$ 10,468	$ -	$ -	$ 48	$ 117,647,544	$ (117,172,061)	$ 485,999

See accompanying notes to the consolidated financials statements.

CONTINENTAL FUELS, INC.
Unaudited Consolidated Statement of Cash Flows
For the Six months ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,914,274)	$(53,457,919)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expenses	338,713	6,731
Amortization of deferred loan costs:
Loan origination fees incurred to Sheridan
and legal and other costs to others	160,540	-
Warrants to purchase Company common stock issued
to Sheridan on Geer Tank Trucks, Inc. acquisition	444,768	-
Gain on sale of assets	-	(114,963)
Debt conversion costs	-	52,688,590
Stock issued for legal services	41,600	-
Accrued interest income added to note receivable - UPDA parent entity	(6,242)	-
Accrued interest expense added to notes and loans payable to RAKJ Holdings	44,373
Provisions for doubtful accounts	7,423	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,620,304)	(1,099,788)
Increase in inventory	(2,731,181)	(259,793)
Decrease (increase) in prepaid expenses	23,902	(37,995)
Increase in rent security deposit	(286)	-
Increase in accounts and accrued expenses payable	8,912,819	395,673
Increase in state oil taxes payable	537,164	-
NET CASH USED IN OPERATING ACTIVITIES	(760,985)	(1,879,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired as part of acquisition of UPDA Texas Trading, Inc.
and US Petroleum Depot, Inc.	-	879,020
Purchases of property, plant and equipment	(1,055,836)	(29,804)
Surety bond	-	(18,400)
Deposits towards pending oil distribution acquisitions	-	(100,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,055,836)	730,816

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction in bank overdraft	-	(1,770)
Proceeds (repayment) of notes and loans payable, other
Borrowings from a bank	1,446,018	-
Others	(28,921)	550,000
Proceeds (repayment) of notes and loans payable, Companies’ parent entity and certain of its wholly-owned subsidiaries:
Note payable to UPDA, as parent entity, for acquisition of the Company	(166,665)	(150,000)
Note payable to Aztec Well Services, Inc., wholly-owned subsidiary	-	547,952
Loan payable to UPDA-Operators, wholly-owned subsidiary of UPDA	-	1,655
Proceeds (repayment) of notes and loans payable, Companies’ and parent entity officers and stockholders	103,500	160,000
Proceeds of notes and loan payable, other relationship - RAKJ Holdings	500,000
Proceeds of notes and loans payable, Sheridan revolving loan	700,000	-
Repayment of notes and loans payable, Sheridan term loan	(600,000)	-
Sale of common stock	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,953,932	1,307,837

NET INCREASE IN CASH	1,820,220	-
Cash, beginning of period	137,111	159,189
Cash, END OF PERIOD	$1,957,331	$159,189

Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes	$-	$-

Interest paid	$319,547	$27,850

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

On January 19, 2007, the Company’s Board of Directors approved a 1-for-100 stock split of all of the Company’s issued and outstanding common stock, par value $0.001 per share, effective February 5, 2007.  All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of this reverse stock split.

On January 26, 2007, all of the Company’s subsidiaries and all assets of the Company, except for the European distribution agreements, were sold to G. Richard Smith, the Chairman, for $300,000 in cash and the assumption of certain trade debts (the "Sale of Assets").

Shortly thereafter, on February 15, 2007, the Board of Directors unanimously approved the adoption of an Amendment to the Articles of Incorporation to i) change the Company’s name from Coronado Industries, Inc. to Continental Fuels, Inc. and ii) to increase the authorized capital stock of the Company from 400,000,000 shares of $.001 par value per common share common stock and 50,000,000 shares of $.001 par value per share preferred stock to 900,000,000 shares of $.001 par value per common share common stock and 100,000,000 shares of $.001 par value per share preferred stock. The Amendment became effective February 16, 2007 through a filing with the Nevada Secretary of State. On February 27, 2007, the Company changed its name to Continental Fuels, Inc. and currently trades its common stock on the OTC Bulletin Board under the trading symbol "CNFU.OB"

The Board of Directors of the Registrant currently consists of three members, Mr. Kamal Abdallah, Mr. Timothy Brink, and Mr. Christopher McCauley. The full Board of Directors of the Registrant consists of five seats. Currently, two seats of the Registrant’s Board of Directors are vacant.

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

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Each share of the Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Preferred Stock has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Preferred Stock is convertible. The Preferred Stock has a liquidation preference over the Company’s common stock up to the one-hundred dollar ($100) per share issuance price of the Preferred Stock.

On May 6, 2008, the Registrant filed a Certificate of Amendment to Articles of Incorporation to effectuate, effective May 12, 2008, a 1-for-10 reverse split of the Registrant’s common stock (the "Reverse Stock Split"). Pursuant to the terms of the Reverse Stock Split, each ten shares of the Registrant’s common stock held by the shareholders of record at the close of trading on May 9, 2008 (the "Record Date") shall, on May 12, 2008 (the "Effective Date"), automatically become the equivalent of one (1) share of post Reverse Stock Split common stock of the Registrant. The Registrant did not change the number of shares of common stock authorized for issuance under its Articles of Incorporation or change the par value per share of its common stock as a result of the Reverse Stock Split. Share and per share information included in these consolidated financial statements has not been adjusted to give retroactive effect of the Reverse Stock Split.The Reverse Stock Split was approved by the board of directors of the Registrant on April 22, 2008, and it was approved by the vote of the holders of a majority of the outstanding voting capital stock of the Registrant on April 22, 2008.

CHANGE OF CONTROL

On April 23, 2007, the Company completed the issuance of 50,000 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") to UPDV in a private transaction (the "Issuance"). The 50,000 shares of our Preferred Stock issued in the Issuance were valued at $5,000,000 under the terms of SPA. On that date, the Company had approximately 14,981,583 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDV, on an "as converted" basis, UPDV had the power to vote 50,000,000 shares of our common stock. Therefore, on that date UPDV had the power to control the vote of approximately 77% of the common stock of the Company.

The Issuance of the Preferred Stock to UPDV therefore constitutes a change of control transaction for the Company as UPDV now owns a majority of the outstanding voting securities of the Company. Although the Company is now a majority owned subsidiary of UPDV, the Company intends to continue to comply with its public reporting obligations.

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

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CHANGE OF CONTROL Continued

On May 8, 2008, the Company’s Board of Directors and shareholders approved a 1-for-10 stock split of all of the Company’s issued and outstanding common stock, par value $0.001 per share, effective May 12, 2008.  All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of this reverse stock split.

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

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of its operations, changes in stockholders’ equity (deficit), and cash flows for the three and six months periods ended June 30, 2008 and 2007, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on April 15, 2008.

Going-Concern Status

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2008, the Company has a deficiency in working capital of $7,347,400 and positive net worth of $485,999. The Company currently constituted business operations and product revenues as result of those operations commenced on April 23, 2007 with the Company’s acquisition of a port facility. The Company incurred a "Loss from Operations" of $3,402,015 for the year ended December 31, 2007 and a "Net Loss" of $95,084,605 during that same year.

During the three and six months ended June 30, 2008, the Company incurred "income (loss) from Operations" of $244,753 and $(274,078) and a "Net Loss" of $668,625 and $1,914,274, respectively.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going-Concern Status (Continued)

The Company’s continuation as a going concern is dependent upon receiving additional financing in that regard, the Company is currently not in compliance with a significant provision of its debt agreements with Sheridan Asset Management, the holder of term and revolving loans agreegating $4,833,303 as described in Note 12. The Company anticipates that during its 2008 fiscal year it will need to raise substantial funds to support its working capital needs and to continue to execute the requirements of its business plan.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America, also referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in Note 2 to our consolidated and combined financial statements.

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include, but are not limited to,  revenue recognition, our ability to collect accounts receivable, the carrying value of inventories and fixed assets, the useful lives of our fixed assets and long-lived assets, the impairment of goodwill, the valuation of common stock related to compensation and other services and the recoverability of deferred tax assets. In applying these policies, management must use its informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, dividing consultants’ compensation between expense categories of FDA licensing activities and sales activities, dividing compensation and payments to third parties between cost of goods sold category and general and administrative expense, and the determination of the market value of stock when issued as compensation or as repayment for loans. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the activity of Continental Fuels, Inc., together with its wholly-owned subsidiaries, US Petroleum Depot, Inc., Continental Trading Enterprizes, Inc. f/k/a UPDV Texas Trading, Geer Tank Trucks, Inc. and Agencia Fiduciaria Aequitas N.V. ("Continental Fuels A.V.V."). All significant inter-company accounts and transactions have been eliminated.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company’s functional currency is the U.S. dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances are included in the determination of income. The Company’s primary foreign currency transactions are in Venezuelan dollars. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had no translation or transactions gains or losses of substance to reflect during either the six months ended June 30, 2008 and year ended December 31, 2007.

INVENTORY

Inventoy consist primarily of materials and parts and is stated at the lower of cost, as determined on a first-in, first-out (FIFO) basis, or market (See Note 6).

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognized bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of June 30, 2008 and December 31, 2007, the Company has established an allowance for uncollectible accounts receivable of $67,810 and $60,387, respectively. The Company does not record interest income on delinquent accounts receivable balances until it is received.

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

LONG LIVED ASSETS

Long lived assets are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. At June 30, 2008 and December 31, 2007, no provision for impairment of long-live assets consisting of property, plant and equipment (See Note 5) is required.

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

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 49,850,000 and 0 common shares as of June 30, 2008 and 2007, respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

REVENUE RECOGNITION

Under the operations of the prior company, the company recognizes revenue based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," and in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collection is reasonably assured. We recognize revenue on our standard products, Oil and Gas, when title passes to the customer upon shipment. The standard products do not have customer acceptance criteria. The company has standard rights of return that are accounted for as a warranty provision under SFAS No. 5, "Accounting for Contingencies." The company does not have any price protection agreements or other post shipment obligations. For custom equipment where customer acceptance is part of the sales agreement, revenue will be recognized when the customer has accepted the product. In cases where custom equipment does not have customer acceptance as part of the sales agreement, revenue will be recognized upon shipment, as long as the system meets the specifications as agreed upon with the customer. Certain transactions may have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, the company will recognize the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable.

The company recognizes revenue based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," and in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collection is reasonably assured. We recognize revenue on our standard products when title passes to the customer upon shipment.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142, goodwill is reviewed at least annually for impairment. In assessing the recoverability of the Company’s goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets and liabilities of the reporting unit. Upon adoption and again as a result of the Company’s annual impairment test, there was no indication of impairment for goodwill acquired in prior business combinations. If the Company’s estimates or its related assumptions change in the future, the Company may be required to record impairment charges related to its goodwill. Goodwill amounting to $3,281,490 at both June 30, 2008 and December 31, 2007 consists of the excess of cash consideration paid over net assets acquired arising from the acquisition of Geer Tank Trucks, Inc. (See Note 3.)

The Company reviews its intangible assets at least annually to evaluate potential impairment by comparing the carrying value of the intangible assets with expected future net operating cash flows from the related operations. If the expected future net operating cash flows are less than the carrying value, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the discounted expected future net operating cash flows from the related operations. No provision for loss on impairment is required at either June 30, 2008 or December 31, 2007.

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

Below is a summary of these costs, which were incurred in conjunction with loans made by Sheridan Asset Management under the loan agreements, as follows:

	Sheridan Secured Long-Term Loan	Sheridan Secured Revolving Loan
			Total
Fair value of Warrants to purchase Common Stock of the Company granted to Sheridan (A) as inducement to make loan to UPDV for Geer Tank Trucks Inc. acquisition (See Note 3)	1,731,492	944,449	2,675,941
Loan origination fees incurred to Sheridan and legal costs and investment banking fees incurred to others to facilitate the loan	627,499	342,271	969,770
Total deferred debt costs	$2,358,991	1,286,720	3,645,711
Less, accreted/amortized since inception of loan	$434,663	237,089	671,752
Total	$1,924,328	1,049,631	2,973,959

(A) Sheridan received warrants that are immediately exercisable to purchase 850,000 shares of the Company’s Common Stock at a purchase price of $2.465 per share expiring on December 11, 2013. As of June 30, 2008, none of these warrants were exercised.

The Company is currently not in compliance with a significant provision of its debt agreements with Sheridan Asset Management, the holder of term and revolving loans agreegating $4,833,303 as described in Note 12. Accordingly, the Company is in technical default on this debt which is presented as a current liability in Consolidated Balance Sheet at June 30, 2008. The Company continues to make payments on these obligations in accordance with the terms of the agreements with Sheridan Asset Management. Should Sheridan elect to call the debt for payment based on the non-compliance the deferred cost of $2,973,959 would have to be immediately charged off in the Statement of Operations at that time.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial statement instruments including cash, accounts receivable, accounts and accrued expenses payable, the carrying amounts approximated fair value because of their short maturity. The fair value of long-term notes payable and lease obligations is based on current rates at which we could borrow funds with similar remaining maturities.

MAJOR CUSTOMERS

During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company had one and two major customers representing approximately 86% and 100% of total revenues during the respective periods.

SIGNIFICANT SUPPLIERS

During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company had three significant suppliers representing approximately 95% of total revenues during the respective periods.

RECLASSIFICATIONS

The financial statements for the three and six months ended June 30, 2007 have been reclassified to conform to the presentations made for the three and six months ended June 30, 2008.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Geer was incorporated in the State of Texas in September 1965. The main business operations of the Company are the purchase, transport, and sale of oil in the State of Texas. The Company operates out of five locations. The Company owns two salt water disposal wells and four pipeline terminals in Texas. In addition to oil shipping, the Company provides oil well services such as salt and fresh water removal services and frac tank rentals.

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

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTE RECEIVABLE - UPDV PARENT

On December 20, 2007, UPDV executed a promissory note receivable of $250,000 to Geer bearing interest of 5% per annum and payable on demand for funds received by UPDV from Geer. At June 30, 2008 and December 31, 2007, the balance to be received by Geer is $256,644 and $250,402, respectively, which includes accrued interest.

NOTE 5. PROPERTY, PLANT & EQUIPMENT

At June 30, 2008 and December 31, 2007, property and equipment consists of the following:

			Estimated
	June 30, 2008	December 31, 2007	useful lives

Port storage facility	$1,808,471	1,795,931	30 years
Trucks	1,817,283	1,586,555	5 years
Tanks	1,385,642	1,319,656	5 years
Trailers and float	1,281,786	855,607	5 years
Production equipment	568,681	568,680	7 years
Other equipment	930,384	729,132	3-7 years
Field office	81,522	81,522	15-35 years
Fence	13,375	13,375	3 years
Welling machine and cart	19,550	19,550	3 years
Office furniture and equipment	69,224	5,117	5-7 years
Land	36,652	36,652
Building	526,766	526,766	35 years
Leasehold improvements	150,741	100,428	15 years
	8,690,077	7,638,971
Less: accumulated depreciation	(4,644,954)	(4,310,969)
Net property, plant and equipment	$4,045,123	3,328,002

Depreciation expense was $167,669 and $338,713 and none and $6,731 for the three and six months ended June 30, 2008 and 2007, respectively. Of the above amounts, the depreciation that relates to cost of sales was $151,032 and $307,514 and none and none of for the three and six months ended June 30, 2008 and 2007, respectively.

NOTE 6. INVENTORY

As of June 30, 2008 and December 31, 2007, inventory consisted of the following:

	June 30, 2008	December 31, 2007

Raw materials	$-	$-
Finished goods	2,990,780	259,599
	$2,990,780	$259,599

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

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RELATED PARTY TRANSACTIONS (Continued)

On April 23, 2007, the Company and UPDV completed the SPA business combination transaction. Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDV Texas Trading, two wholly-owned subsidiaries of UPDV. The consideration received by UPDV for the Subsidiary Shares consisted of $2,500,000 in cash, receivable within 30 days of the Effective Date, and 50,000 shares of the Company’s Series A Preferred stock valued at $5,000,000 (the "Preferred Stock"). On April 23, 2007, the Company had 14,981,583 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDV, on an "as converted" basis UPDV had the power to vote 77% of our outstanding voting capital stock. Therefore, UPDV has the power to control the vote of a majority of our voting capital stock.

Subsequent to the closing of the SPA transaction, the Company and UPDV mutually agreed to extend the due date for the payment of the $2,500,000 cash portion of the consideration described above. In connection with the agreement to extend the due date, the Company paid $150,000 in cash to UPDV and executed a promissory note payable that was due to be paid on June 18, 2007 to UPDV for $2,350,000. The note is now due and payable on demand and bears an interest rate of 5%. As of June 30, 2008, $1,440,000, plus interest, is due to be paid to UPDV (See Note 12).

On August 13, 2007, UPDV acquired 10,000,000 shares of the Company’s common stock in a private transaction with Karen Sandhu in exchange for 10,000 shares of UPDV’s $1,000.00 Par Value Class B Convertible Preferred Stock having an aggregate value at par of $10,000,000. This transaction brought Ms. Sandhu’s ownership down from 14,100,000 common shares to 4,100,000 common shares as of December 31, 2007. On August 13, 2007, UPDV returned the 10,000,000 acquired shares to the Company and those shares were cancelled by the Company.

The UPDV Class B Convertible Preferred Stock received by Karen Sandhu had a fair value, based on the underlying UPDV Common Stock trade price of $.04 per share on August 13, 2007, of $8,000,000, assuming this Preferred Stock was converted. Based upon the Common Stock of UPDV outstanding at September 30, 2007, Karen Sandhu would have held approximately 20,000,000 shares of UPDV’s Common Stock if the 10,000 B Convertible Preferred Shares were converted by her. If the Preferred Stock had been converted to UPDV Common Stock as of June 30, 2008 she would have controlled approximately 13% of UPDV’s Common Stock outstanding on that date. The reader of these Company financial statements should consult UPDV’s 10QSB and 10KSB filings to better understand the exchange transaction, which the Parent Entity has accounted for as an additional step in a "Step Acquisition" of the Company.

On December 20, 2007, UPDV executed a promissory note receivable of $250,000 to Geer bearing interest of 5% per annum and payable on demand for funds received by UPDV from Geer. At June 30, 2008 and December 31, 2007, the balance to be received by Geer is $256,644 and $250,402, respectively, which includes accrued interest.

NOTE 8. SHAREHOLDERS’ EQUITY

On February 6, 2007, the Company issued 14,100,000 restricted shares of its $.001 Par Value Common Stock to Ms. Karen Sandhu for $200,000 in cash. The trading price on the date of issuance was $3.40. The Company used the proceeds from this offering to pay outstanding debts and liabilities of the predecessor entity, Coronado Industries, Inc. in contemplation of the re-organization of the Company and its consolidation and merger with Universal Property Development Acquisition, Inc. and its subsidiaries as discussed in Note 13.

On February 25, 2007, fiscal year, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding promissory note of the Registrant (the "Note") into an aggregate of 3,204,293 shares of the Registrant’s common stock. During the 2007 fiscal year, the Registrant issued an aggregate of 2,325,144 shares of common stock to the noteholder pursuant to this conversion provision. During the fiscal quarter ended March 31, 2008, the Registrant issued an additional 477,500 shares of common stock to the noteholder pursuant to this conversion provision. And in April 2008, the Registrant issued the final 401,649 shares of common stock due to the noteholder pursuant to this conversion provision. The fair value of the Company Common Stock received by Mathews Investment, LLC, which is based upon the trading price of Company Common Stock on the dates the Company agreed to convert each $100,000 portion of the notes payable, totaled $91,375,329. Accordingly, the conversion of the aforementioned notes payable into Common Stock has resulted in a total "Debt Conversion Costs" of $91,056,436 being charged to Operations during the year ended December 31, 2007.

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

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of the Series A Preferred is convertible into 1,000 shares of the Company’s common stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Series A Preferred has the same voting rights as the common stock, on an as converted basis, with the Preferred holders having one vote for each share of common stock into which their Series A Preferred is convertible. The Series A Preferred has a liquidation preference over the Company’s common stock up to the one-hundred dollars ($100) per share.

On April 23, 2007, in connection with the closing of the SPA transaction as described in Notes 1 and 7 above, the Company completed the issuance of 50,000 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") to UPDV. The 50,000 shares of the Company’s Preferred Stock issued were valued at $5,000,000 under the terms of the SPA. On that date, the Company had approximately 14,981,583 shares of common stock issued and outstanding. As a result of the issuance of the Preferred Stock to UPDV, on an "as converted" basis, UPDV had the power to vote 50,000,000 shares of our common stock. Therefore, on that date UPDV had the power to control the vote of approximately 77% of the common stock of the Company. The issuance of the Preferred Stock to UPDV therefore constituted a change of control transaction for the Company as UPDV owns a majority of the outstanding voting securities of the Company. As of June 30, 2008, UPDV has the power to control the vote of approximately 82% of the common stock of the Company.

On August 1, 2007, UPDV converted 2,000 shares of its Series A Preferred stock into 2,000,000 shares of the Company’s common stock, of which 1,817,792 shares were distributed to the common shareholders of UPDV as a special distribution of assets.  The remaining 182,209 shares were issued to UPDV. The management and directors of UPDV received 262,147 shares of the distributed Continental shares for their prorated common share ownership in UPDV.

On August 13, 2007, UPDV acquired 10,000,000 shares of the Company’s common stock in a private transaction with Karen Sandhu in exchange for 10,000 shares of UPDV’s $1,000.00 Par Value Class B Convertible Preferred Stock having an aggregate value at par of $10,000,000. On August 13, 2007, UPDV returned the 10,000,000 acquired shares to the Company and those shares were cancelled by the Company. As a result of the aforementioned transaction, Karen Sandhu held 4,100,000 shares restricted Company’s Common Stock on August 13, 2007 after the transaction. At December 31, 2007, Karen Sandhu continued to hold those 4,100,000 of the Company’s Common Stock. For the six months ended June 30, 2008, Karen Sandhu disposed of 4,000,000 shares and at June 30, 2008 held 100,000 of the Company’s Common Stock.

The UPDV Class B Convertible Preferred Stock received by Karen Sandhu had a fair value based on the underlying UPDV Common Stock trade price of $.04 on August 13, 2007 of $8,000,000, assuming this Preferred Stock was converted. Based upon the Common Stock of UPDV outstanding at December 31, 2007, Karen Sandhu would have held approximately 20,000,000 of UPDV’s Common Stock if the 10,000 B Convertible Preferred Shares were converted by her. However, none were converted as of December 31, 2007. As of June 30, 2008, Karen Sandhu converted 3,000 out of the 10,000 UPDV Class B Convertible Preferred Shares into 60,000,000 Common Stock shares. The reader of these Company financial statements should consult UPDV’s 10KSB filing to better understand the exchange transaction, which the Parent Entity has accounted for as an additional step in a "Step Acquisition" of the Company.

On May 6, 2008, the Company filed a Certificate of Amendment to Articles of Incorporation to effectuate, effective May 12, 2008, a 1-for-10 reverse split of the Registrant’s common stock (the "Reverse Stock Split"). Pursuant to the terms of the Reverse Stock Split, each ten shares of the Registrant’s common stock held by the shareholders of record at the close of trading on May 9, 2008 (the "Record Date") shall, on May 12, 2008 (the "Effective Date"), automatically become the equivalent of one (1) share of post Reverse Stock Split common stock of the Registrant. The Registrant did not change the number of shares of common stock authorized for issuance under its Articles of Incorporation or change the par value per share of its common stock as a result of the Reverse Stock Split. Share and per share information included in these consolidated financial statements has not been adjusted to give retroactive effect of the Reverse Stock Split.

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

During the quarter ended June 30, 2008, the Company issued 320,000 common shares of the Company’s stock to Bradley Steere, Esq. in satisfaction of outstanding legal fees. The Company recorded $41,600 in legal expense for the stock issuance.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK OPTIONS PLANS

On December 1, 2007, the Board of Directors approved the Continental Fuels, Inc. 2007 Stock Option/Stock Issuance Plan. The Plan authorized the Company to grant stock and stock options to (i) employees, (ii) non-employee members of the Board or the non-employee members of the board of directors of any Parent or Subsidiary, and (iii) consultants and other independent advisors who provide services to the Corporation (or any Parent or Subsidiary). Under the aforementioned Plan, 2,000,000 shares of common stock were reserved for issuance. On December 1, 2007 the Board of Directors granted Timothy Brink 1,000,000 in stock options at the exercise price of $3.30 per share. As of June 30, 2008, none of those options have been exercised.

The following table sets forth certain information concerning the stock options granted during the six months ended June 30, 2008 to the Company’s chief executive officer.

	Average	Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2007	1,000,000	$3.30	$10	$3,213,908	$-
Granted	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-

Outstanding June 30, 2008	1,000,000	$3.30	$10	$3,213,908	$-

Exercisable June 30, 2008	1,000,000	$3.30	$10	$-	$-

(1) Remaining contractual term is presented in years.
(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2008, for those awards that have an exercise price currently below the closing price as of June 30, 2008. Awards with an exercise price above the closing price as of June 30, 2008 are considered to have no intrinsic value.

NOTE 10. INCOME TAXES

As of June 30, 2008 and December 31, 2007, the components of deferred income taxes are as follows:

	June 30, 2008	December 31, 2007
Net operating loss carryforward	$41,244,184	$40,570,359
Differences resulting from use of cash basis for tax purposes	-	-

Total deferred tax assets	41,244,184	40,570,359
Less valuation allowance	(41,244,184)	(40,570,359)

Net deferred tax assets	$-	$-

The Company has provided a full valuation allowance on its deferred tax assets as of June 30, 2008 and December 31, 2007.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

	June 30, 2008	December 31, 2007
Federal statutory tax rate	34.0%	34.0%
State Tax Rate	1.2%	1.2%
Effective Tax Rate	35.2%	35.2%
Valuation Allowance	(35.2)%	(35.2)%
Net Effective Tax Rate	--	--

As of June 30, 2008, the Company has a net operating loss carryforward of $117,172,061 expiring through 2028. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 11. COMMITMENTS

Operating Leases

On August 22, 2006, US Petroleum Depot, Inc. entered into a rental lease agreement with Brownsville Navigation District of Cameron County, Texas for a term of five years payable semi-annually in installments of $9,801. The leased property is for the sole purpose of shipping and receiving oil products.

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

Future minimum lease payments under the Company’s operating leases as of June 30, 2008 are as follows:

Years Ending June 30,	Amounts
2009	$90,541
2010	87,585
2011	90,629
2012	76,521
2013 and after	50,733
$396,008

Rent expenses incurred under the above mentioned operating leases totaled $111,015 and $28,989 for the six months ended June 30, 2008 and 2007, respectively.

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

On December 1, 2007, the Company entered into a three year Employment Agreement with Timothy Brink to continue serving as the Company’s president and CEO for the annual base salary of $180,000 adjustable at any time, a discretionary bonus of up to $600,000 a year, and the option to purchase 1 million shares of Continental’s common stock. On each successive anniversary of the Employment Agreement, Mr. Brink shall be granted additional options as the Board determines.

Future minimum payments under the Company’s employment agreements as of June 30, 2008 are as follows:

Years Ending June 30,	Amounts
2009	$253,333
2010	180,000
2011	75,000
$508,333

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NOTES AND LOANS PAYABLE

As of June 30, 2008 and December 31, 2007, notes payable consist of the following:

Secured Sheridan Asset Management Loans
Terms and to Whom Payable	June 30,	December 31,
Term Loan	2008	2007

15% per annum term loan payable and 5% payment-in-kind interest to Sheridan Asset Management LLC long-term promissory note dated December 11, 2007, in the original amount of $5,500,000 and due December 11, 2010. As of June 30, 2008, the amount due is $4,900,000, net of deferred cost of $1,924,328. The promissory note arose out of the Geer Tank Trucks, Inc. acquisition described in Note 3. The promissory note requires 6 monthly principal payments of $100,000 each commencing on January 01, 2008; and 30 monthly principal payments of $150,000 each commencing on July 1, 2008; with a principal payment at maturity of $400,000. The 15% per annum interest and the 5% payment-in-kind interest are also payable monthly at the same time the payment of principal is due.

	$2,975,672	3,184,003
Revolving Loan

20% per annum revolving promissory note payable in the original amount of $2,207,261 borrowed on December 11, 2007. As of June 30, 2008 the amount due is $2,907,261, as a result of additional company borrowing of $700,000 during the quarter ending June 30,2008. The loan, which is due on December 11, 2010, net of deferred cost of $1,049,631, is provided by Sheridan under a $3,000,000 line of credit expiring on December 11, 2010. The Company is required to pay Sheridan a 10% unused line fee to the extent that borrowing outstanding by the Company to Sheridan are less than $3,000,000.

Both the 20% per annum interest on the revolving loan and the 10% unused line fees are payable on a monthly basis to Sheridan. Advances received by the Company under the line are tied by formula to a borrowing base dependant on cash, eligible accounts receivable and inventory. Changes in the borrowing base may result in the need to reduce outstanding borrowing under the revolving line by the Company.	1,857,631	943,991

Both the long term promissory note and the revolving promissory note are jointly secured under a security agreement that provides for the pledge of all of Company’s assets. In addition these obligations are jointly secured by a cross-corporate guaranty furnished by UPDV (the Company’s parent entity).

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

As of June 30, 2008, the Company was not in compliance with its Sheridan loan covenant that required the Company to have a minimum EBITDA of $500,000. Accordingly, the Company is in technical default on both the term and revolving loans which are presented as current liability in the Consolidated Balance Sheet of the Company at June 30, 2008.

Net notes payable to Sheridan Asset Management	$4,833,303	$4,127,994
Current portion	$4,833,303	$728,001
Long-term portion		3,399,993
	$4,833,303	$4,127,994

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NOTES AND LOANS PAYABLE (Continued)

The maturities of the Sheridan loans payable at June 30, 2008, in accordance with the original debt agreements and without regard to the Company’s non-compliance with the EBITDA provision default, are as follows:

	Total Amount	Term Loan	Revolving Loan
2008	$1,158,559	$1,158,559	$-
2009	1,158,559	1,158,559	-
2010	2,516,185	658,554	1,857,631
	$4,833,303	$2,975,672	$1,857,631

At June 30, 2008, the Company’s parent entity, UPDV, and it’s subsidiaries are jointly obligated on secured borrowings due Sheridan Asset Management aggregating $5,982,224 under a Loan Agreement and subsequent Forbearance Agreement. These agreements contain joint compliance provisions to be met by UPDV and its Heartland Oil and Gas, Corp. subsidiary. The Sheridan Forbearance Agreement with UPDV arose out of delinquency in payment of amounts due by UPDV to Sheridan and imposes certain near term performance and payment obligation hurdles on UPDV. Accordingly, readers of the Company’s Consolidated Financial Statements are highly advised to refer to financial statements of UPDV and Heartland separately filed in their Annual Report on Form 10-KSB for the year ended December 31, 2007or more recent subsequent quarterly filings on Form 10-Q.

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NOTES AND LOANS PAYABLE (Continued)

Others	June 30,	December 31,
	2008	2007
As of June 30, 2008 and December 31, 2007, notes payable consist of the following:
First National Bank of Jacksboro notes payable secured by Certificate of deposits with parallel maturity dates to the debt held on Geer’s behalf of $1,335,000:
6.31% per annum note dated 1/9/08 maturing 1/9/09	$535,000	$-
6.31% per annum note dated 1/17/08 maturing 1/17/09	500,000	-
5.85% per annum note dated 1/25/08 maturing 1/25/09	300,000	-
	1,335,000

Equipment note in the original amount of $117,049 secured by transportation equipment in that amount, dated 04/30/08, due in 36 monthly installments of
$3,521including interest at 5.25% per annum	111,018	-

	1,446,018	-
10% per annum advances received from Brainard Management Associates, principal and interest payable on demand as bridge financing in pending change of control of Company (A)	550,000	550,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 700,000 shares of common stock (A)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 700,000 shares of common stock (A)	25,000	25,000
15% per annum note formerly payable to Robert Suliot and now payable to Dion Lorenzo, principal and interest payable on demand, through December 31, 2006, convertible into 2,000,000 shares of common stock (A)	50,000	50,000
8% per annum note payable to CAA Premium Finance, LLC, (insurance financing) principal and interest due on first day of each succeeding month until paid in full.	36,289	94,197
5.75% per annum note payable to Cananwill, Inc., (insurance financing) principal and interest due on fifteenth day of each succeeding month until paid in full.	28,987	-
Total	$2,161,294	$744,197

Related parties:
Companies’ Parent Entity and Certain of Its Wholly-Owned Subsidiaries
Terms and to Whom Payable	June 30,	December 31,
	2008	2007
5% per annum note payable to Companies’ Parent Entity, Universal Property Development and Acquisition, Inc. ("UPDV"), principal and interest payable on demand	$2,350,000	$2,350,000
Intercompany account non-interest bearing balance payable to UPDV	1,022,560	1,022,560
Intercompany account non-interest bearing balance payable to UPDV-Operators, a wholly-owned subsidiary of UPDV	656,276	656,276
Intercompany account non-interest bearing balance payable to General Services Administration, Inc., a wholly-owned subsidiary of UPDV	2,901
	4,031,737	4,028,836
Less:
Company repayments to UPDV since the extension of the now past due date	(719,500)	(550,000)
Unilateral reduction in the original purchase price to the Company for the UPDV subsidiaries, principally storage facility, assets originally transferred to the Company by UPDV (See Note 13.)	(740,000)	(740,000)
	2,572,237	2,738,836
Less: Loss on recapitalization of Continental’s Stockholders’ Equity section - reserve for liabilities to UPDV with payment contingent on future profitability of Continental (See Note 13.)	(2,736,541)	(2,736,541)
Total Liability to UPDV and subsidiaries		$2,295
Temporarily repatriated funds to UPDV that relate to Continental’s acquisition by UPDV	$(164,304)

CONTINENTAL FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NOTES AND LOANS PAYABLE (Continued)

Other Relationships
As of June 30, 2008 and December 31, 2007, notes payable to related parties consist of the following:
Terms and to Whom Payable	June 30,	December 31,
	2008	2007
Kamal Abdallah, Chairman

5% per annum note payable , principal and interest due on demand after July 1, 2008	$100,000	$-
5% per annum note payable , principal and interest due on demand after February 1, 2008	100,000	100,000
Advance from Kamal Abdallah, Chairman	3,500	-

	203,500	100,000
Financing provided by RAKJ Holdings related to Company Oil and Gas purchases under an uncommitted and unsecured line of credit totaling $500,000 with no fixed expiration date for the line. At June 30, 2008, the Company has an obligation of
$544,373, which includes accrued financing fees of $44,373. Financing fees incurred by the Company under the line of credit are imposed based on $.1395 per Gallons actually
sold by the Company rather than purchase by the Company.	544,373	-
	$747,873	$100,000

(A)

- Per the Sale of Assets agreement, between a former officer/director in the predecessor entity, Coronado Industries, Inc., interest is to be accrued on these notes from the date that they are transferred to the Continental Fuels. As of June 30, 2008 and December 31, 2007, $90,123 and $55,219 of interest has been accrued, respectively.

NOTE 13. RECAPITALIZATION TRANSACTION

Since UPDV had a post-SPA transaction 77% voting interest, applicable GAAP and related-party transaction theory dictates that the substance of the transaction from UPDV’s perspective and in consolidation is a recapitalization. EITF 88-16 states that absent a 50% change in voting control there is no step-up or goodwill to be recognized. Pre-transaction, UPDV owned 100% of UPDV Texas Trading, Inc., nka Continental Trading Enterprizes, Inc. and US Petroleum Depot and post-transaction UPDV obtained 77% of the voting rights of Continental, hence the requisite 50% change of control occurred. Therefore, there is no immediate step-up or goodwill recognition.

The Codification of SEC Staff Accounting Bulletins Topic 5U specifies that no gain be recognized on the sale of assets to a thinly capitalized entity, particularly when the purchasing entity’s assets consist principally of assets acquired from the seller. Gain is to be deferred until it is reasonably assured. The SAB states that the deferred gain should be noted parenthetically as a deduction from the related asset. Accordingly, UPDV has deferred recognition of any gain on the sale of assets in its financial statements filed on its Form 10QSB for the twelve months ended December 31, 2007. Since the principal asset acquired in this transaction by the Company was an oil storage facility with a historical cost basis of approximately $1,125,000 paid for in cash by UPDV prior to the acquisition, the Company has reflected a deferred loss of $2,736,541, resulting from the fact that the convertible preferred shares issued to UPDV by the Company exceeded the book value of net assets acquired by the Company, as a reduction in notes and loans payable by the Company to UPDV, as parent entity, and certain of its wholly-owned subsidiaries. Essentially, the deferred loss has been offset against the debt because payment of the debt by the Company to UPDV and its wholly-owned subsidiaries is dependent upon the future profitability of the Company. Therefore, the Company’s recording of the Recapitalization Transaction is consistent with the handling of the transaction by UPDV.

NOTE 14. DEBT CONVERSION COSTS

As discussed in Notes 8 and 12, the Company was in the process of issuing an aggregate of 3,204,293 of its $0.001 Par Value Common Stock to Mathews Investment, LLC from the conversion of notes payable with a face value of $300,000. The conversion of the aforementioned notes payable into Common Stock has resulted in "Debt Conversion Costs" of $91,056,436 being charged to Operations during the year ended December 31, 2007. Through December 31, 2007, the Company issued 2,325,144 out of the aggregate of 3,204,293 of its $0.001 Par Value Common Stock that the Company is committed to issuing to Mathews Investments LLC. During the quarter ended March 31, 2008, the Company issued an additional 477,500 of its $0.001 Par Value Common Stock that the Company is committed to issuing to Mathews Investments LLC. During April 2008, the Company issued the remaining 401,649 of its $0.001 Par Value Common Stock that the Company was committed to issuing to Mathews Investments LLC thereby completing in full its commitment to issue 3,204,293 shares of its $0.001 Par Value Common Stock in settlement of the Note. Therefore, as of June 30, 2008, the number of shares of common stock, $0.001 par value, outstanding was 10,147,990.

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

The Inter National Bank Line of Credit was used in the general course of the Company’s operations to finance the purchase of condensate product for resale. The Company has completed the purchase and re-sale of these original loads of product and have used the proceeds from those transactions to continue to finance its petroleum products re-sale operations. As described below, the Sheridan Revolving Line of credit was used to re-pay the Inter National Bank line of credit in order that the Company would continue to have working capital to finance its petroleum products re-sale operations.

Concurrent with the Term Loan received from Sheridan on December 12, 2007 to finance the acquisition of Geer, the Company also entered into a Revolving Line of Credit with Sheridan in the amount of $3,000,000 at an interest rate of 20% per annum on the amount used and 10% per annum on the unused portion commencing on January 1, 2008. On December 13, 2007, the Company used $2,207,261 of the $3,000,000 available to fully repay the balance owed to Inter National Bank for the Line of Credit used by Continental Trading Enterprizes, Inc. As of June 30, 2008, $92,739 of the Sheridan Revolving Line remains unused.

As of June 30, 2008, the Company was not in compliance with its Sheridan loan covenant that required the Company to have a minimum EBITDA of $500,000. Accordingly, the Company is in technical default on both the term and revolving loans which are presented as current liabilities in the Consolidated Balance Sheet of the Company at June 30, 2008.

At June 30, 2008, the Company’s parent entity, UPDV, and it’s subsidiaries are jointly obligated on secured borrowings due Sheridan Asset Management aggregating $5,982,224 under a Loan Agreement and subsequent Forbearance Agreement. These agreements contain joint compliance provisions to be met by UPDV and its Heartland Oil and Gas, Corp. subsidiary. The Sheridan Forbearance Agreement with UPDV arose out of delinquency in payment of amounts due by UPDV to Sheridan and imposes certain near term performance and payment obligation hurdles on UPDV. Accordingly, readers of the Company’s Consolidated Financial Statements are highly advised to refer to financial statements of UPDV and Heartland separately filed in their Annual Report on Form 10-KSB for the year ended December 31, 2007or more recent subsequent quarterly filings on Form 10-Q.

NOTE 16. SUBSEQUENT EVENTS

None.

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

Recapitalizations and Reorganizations

On January 19, 2007, the Company’s Board of Directors approved a 1-for-100 reverse stock split (the "2007 Reverse Stock Split") of all of the Company’s issued common stock, par value $0.001 per share ("Common Stock") effective February 5, 2007.  In addition, on February 16, 2007, the Company filed an amendment to its Restated Certificate of Incorporation to effect an increase in its authorized capital stock from 40,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock to 900,000,000 shares of $.001 par value common stock and 100,000,000 shares of $.001 par value preferred stock.  Prior to the filing, the amendment was approved by the Company’s shareholders at a special meeting and by the Company’s Board of Directors. All share and per share information included in these consolidated financial statements has been adjusted to give retroactive effect of the 2007 Reverse Stock Split.

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

On April 23, 2007, the Board of Directors of the Company adopted a resolution providing for the designation, rights, powers and preferences and the qualifications, limitation and restrictions of 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). Each share of the Series A Preferred is convertible into 1,000 shares of the Company’s common stock. In the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, adjustments in the conversion ratio will be made in a manner which will provide the preferred holders, upon full conversion into common stock, the same percentage ownership of the Company that existed immediately prior to such action. The Series A Preferred has the same voting rights as the common stock, on an as converted basis, with the preferred holders having one vote for each share of common stock into which their Series A Preferred is convertible. The Series A Preferred has a liquidation preference over the Company’s common stock up to the one-hundred dollar ($100) per share.

On April 23, 2007, ("the Effective Date"), the Company closed a business combination transaction pursuant to a Stock Purchase Agreement dated April 20, 2007, by and among the Company and Universal Property Development and Acquisition Corporation ("UPDV"), a publicly held Nevada corporation (the "SPA"). Pursuant to the SPA, the Company acquired one hundred percent (100%) of the capital stock of US Petroleum Depot, Inc. and Continental Trading Enterprizes, Inc. f/k/a UPDV Texas Trading (the "Subsidiary Shares"), two private Nevada Corporations and wholly-owned subsidiaries of UPDV. The consideration paid by the Company for the Subsidiary Shares consisted of $2,500,000 in cash, payable within 30 days of the Effective Date, and 50,000 shares of our Series A Convertible Preferred Stock valued at $5,000,000 (the "Preferred Stock"). The Preferred Stock is currently convertible into 50,000,000 shares of our common stock and UPDV has the right to vote the shares of Preferred Stock on an "as converted" basis in any matters for which the holders of our common stock are entitled to vote.

The Board of Directors of the Company currently consists of three members, Mr. Kamal Abdallah, Mr. Timothy Brink, and Mr. Christopher McCauley. The full Board of Directors of the Registrant consists of five seats. Currently, two seats of the Registrant’s Board of Directors are vacant.

Since UPDV had a post-SPA transaction 77% voting interest, applicable GAAP and related-party transaction theory dictates that the substance of the transaction from UPDV’s perspective and in consolidation is a recapitalization. EITF 88-16 states that absent a 50% change in voting control there is no step-up or goodwill to be recognized. Pre-transaction, UPDV owned 100% of UPDV Texas Trading, Inc., nka Continental Trading Enterprizes, Inc. and US Petroleum Depot and post-transaction UPDV obtained 77% of the voting rights of Continental, hence the requisite 50% change of control occurred. Therefore, there was no immediate step-up or goodwill recognition.

The Codification of SEC Staff Accounting Bulletins Topic 5U specifies that no gain be recognized on the sale of assets to a thinly capitalized entity, particularly when the purchasing entity’s assets consist principally of assets acquired from the seller. Gain is to be deferred until it is reasonably assured. The SAB states that the deferred gain should be noted parenthetically as a deduction from the related asset. Accordingly, UPDV has deferred recognition of any gain on the sale of assets in its financial statements filed on its Form 10QSB for the twelve months ended December 31, 2007. Since the principal asset acquired in this transaction by the Company was an oil storage facility with a historical cost basis of approximately $1,125,000 paid for in cash by UPDV prior to the acquisition, the Company has reflected a deferred loss of $2,736,541, resulting from the fact that the convertible preferred shares issued to UPDV by the Company exceeded the book value of net assets acquired by the Company, as a reduction in notes and loans payable by the Company to UPDV, as parent entity, and certain of its wholly-owned subsidiaries. Essentially, the deferred loss has been offset against the debt because payment of the debt by the Company to UPDV and its wholly-owned subsidiaries is dependent upon the future profitability of the Company. Therefore, the Company’s recording of the Recapitalization Transaction is consistent with the handling of the transaction by UPDV.

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

Critical Accounting Policies

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions about assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most "critical accounting policies" in Management’s Discussion and Analysis.

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include, but are not limited to,  revenue recognition, our ability to collect accounts receivable, the carrying value of inventories and fixed assets, the useful lives of our fixed assets and long-lived assets, the impairment of goodwill, the valuation of common stock related to compensation and other services and the recoverability of deferred tax assets. In applying these policies, management must use its informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, dividing consultants’ compensation between expense categories of FDA licensing activities and sales activities, dividing compensation and payments to third parties between cost of goods sold category and general and administrative expense, and the determination of the market value of stock when issued as compensation or as repayment for loans. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Quarter Ended June 30, 2008 and, 2007

Results of Operations.

For the three and six months ended June 30, 2008, total revenue was $36,567,168 and $51,231,135, respectively, with a cost of goods sold of $34,552,685, and $48,031,181, respectively. Pursuant to the Sale of Assets to G. Richard Smith on January 26, 2007, all of the Coronado’s subsidiaries and all assets of Coronado, except for the European distribution agreements, were sold to Smith for $300,000 in cash and the assumption of certain trade debts. Therefore, the Company had no operations in the first quarter of 2007. For both the three and six months ended June 30, 2007, total revenue was $5,783,701 with a cost of goods sold of $5,384,544.

For the three and six months ended June 30, 2008, the Company experienced a net loss of $668,625 and $1,914,274 which was comprised primarily of general and administrative expenses of $858,740 and $1,673,920, consulting fees and services of $53,708 and $154,923, payroll and related benefit expenses of $689,874 and $1,300,227, selling and marketing expenses of none and $6,249, depreciation expense of $167,669 and $338,713, amortization of deferred loan costs of $302,319 and $605,308 related to loan origination fees incurred to Sheridan and legal and other costs to others on warrants to purchase Company common stock issued to Sheridan on Geer Tank Trucks, Inc. acquisition, financing fees incurred to RAKJ Holdings related to Company’s oil related product purchases of $185,447 and $185,447 and interest expense of $427,448 and $851,277, respectively.

For the three and six months ending June 30, 2007, the Company experienced a net loss of $53,364,689 and 53,457,919, respectively, which comprised primarily of marketing expenses incurred to Crosscheck Capital for $525,000 and loss on settlement of notes payable of $52,688,590, offset by a gain on sale incurred from the Sale of Assets of $114,963 and sale of restricted common stock sold in private placement to Karen Sandhu for $200,000.

Liquidity and Capital Resources.

As shown in the consolidated financial statements, at June 30, 2008, the Company had cash on hand of $1,957,331, compared to $159,189 at June 30, 2007. We had a net loss of $1,914,274 for the six months ended June 30, 2008. Net cash used in operating activities was $760,985 for the six months ended June 30, 2008. This was mainly due to an increase of $6,620,304 in accounts receivable, an increase of $2,731,181 in inventory, offset by an increase of $8,912,819 in accounts payable and accrued expenses payable, $23,902 due to a decrease in prepaid expenses, $537,164 due to an increase in state oil taxes payable, $338,713 of depreciation expenses, $7,423 due to a provision for doubtful accounts, $41,600 due to stock issued for consulting, $44,373 of accrued interest expense added to notes and loans payable to RAKJ Holdings, $160,540 due to amortization of loan origination fees incurred to Sheridan and $444,768 due to amortization of the cost of warrants issued to Sheridan to purchase the Company’s common stock.

Net cash used in operating activities was $1,879,464 for the six months ended June 30, 2007. We had a net loss of $53,457,919. We had non-cash charges of $114,963 due to a gain on sale of assets and $1,099,788 due to an increase in accounts receivable, offset by $52,688,590 due to loss on settlement of notes payable and $395,673 increase in accounts payable and accrued expenses payable.

Cash flows used in investing activities was $1,055,836 during the six months ended June 30, 2008, consisting of $1,055,836 for purchases of property, plant and equipment.

Cash flows used in investing activities was $730,816 during the six months ended June 30, 2007, consisting of $879,020 cash acquired as part of the acquisition of the Subsidiaries offset by $18,400 related to the purchase of a surety bond, $100,000 deposit on a pending acquisition, and $29,804 for the purchase of property and equipment.

The cash flows provided by financing activities of $1,953,932 during the six months ended June 30, 2008, consisted of $1,446,018 of proceeds from borrowings from a bank, $166,665 repayments of notes and loans payable to Companies’ parent entity and certain of its wholly-owned subsidiaries Notes payable to UPDV, as parent entity, for acquisition of the Company, $103,500 for proceeds of notes and loans payable other related party, $500,000 for proceeds of notes and loans payable other relationships RAKJ Holdings, $28,921 for repayments for notes payable, others $700,000 proceeds of notes payable, Sheridan revolving loan and $600,000 for repayments of notes payable, Sheridan term loan.

The cash flows provided by financing activities of $1,307,837 during the six months ended June 30, 2007, consisted of $200,000 of proceeds from the sale of our common stock, $547,952 related to a note payable due to Aztec Wells Services, $550,000 proceeds from notes payable to others, $160,000 from a note payable to a parent entity officer, offset by a note payable repayment of $150,000.

On December 12, 2007, the Company obtained financing in the form of a term loan from Sheridan in the amount of $5,500,000 at an interest rate of 15% per annum commencing on January 1, 2008 and payment-in-kind interest of 5% per annum for the purchase of Geer Tank Trucks, Inc. The payment-in-kind interest shall be calculated based on the outstanding principal of the term loan and shall be payable on the maturity date. The payment-in-kind interest shall be payable, at the lender’s option, either (1) in cash or (2) "in kind" with shares of the Company’s common stock, with such number of shares of common stock determined by dividing (x) the payment-in-kind interest accrued and unpaid as of the maturity date by (y) an amount equal to 85% of the closing price of the Company’s common stock on the original issue date of the term loan. On the same date, the Company also obtained financing in the form of a revolving loan in the amount of $3,000,000 at an interest rate of 20% per annum on the amount used and 10% per annum on the unused portion commencing on January 1, 2008. As of June 30, 2008, $2,907,261 of the revolving amount was used.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this
Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after June 30, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 under the criteria set forth in the in Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings pending for the Registrant at June 30, 2008.

Item 1A. Risk Factors.

Item 1A. "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2007 Form 10-KSB.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Restricted Securities

During the 2007 fiscal year, the Board of Directors of the Registrant approved the conversion of an aggregate of three hundred thousand dollars ($300,000) of an outstanding promissory note of the Registrant (the "Note") into an aggregate of 3,204,293 shares of the Registrant’s common stock. During the 2007 fiscal year, the Registrant issued an aggregate of 2,325,144 shares of common stock to the noteholder pursuant to this conversion provision. During the fiscal quarter ended June 30, 2008, the Registrant issued an additional 401,649 shares of common stock to the noteholder pursuant to this conversion provision.

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

CONTINENTAL FUELS, INC.

Date: August 19, 2008	By:	/s/ Timothy Brink
Timothy Brink
Chief Executive Officer

Date: August 19, 2008	By:	/s/ Timothy Brink
Timothy Brink
Chief Financial Officer

34

EXHIBIT 31.1

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Timothy Brink, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 of Continental Fuels, Inc.;

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

(5)

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/  Timothy Brink
Timothy Brink
Chief Executive Officer
August 19, 2008

EXHIBIT 31.2

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Timothy Brink, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 of Continental Fuels, Inc.;

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)   Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

(5)

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/  Timothy Brink
Timothy Brink
Chief Financial Officer
August 19, 2008

EXHIBIT 32.1

CERTIFICATE OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Timothy Brink, Chief Executive Officer of Continental Fuels, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the "Report"). The undersigned hereby certifies that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Timothy Brink
Timothy Brink
Chief Executive Officer
August 19, 2008

EXHIBIT 32.2

CERTIFICATE OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Timothy Brink, Chief Financial Officer of Continental Fuels, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the "Report"). The undersigned hereby certifies that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Timothy Brink
Timothy Brink
Chief Financial Officer
August 19, 2008